Form 10-Q/A
period 1996-03-31
AMERICAN RADIO SYSTEMS CORP /MA/
filed 1996-06-07
CIK 943581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                               (Amendment No. 1)

(Mark One):
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1996

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Commission File Number: 0-26102

                       AMERICAN RADIO SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                            04-3196245
State or other jurisdiction of                              (I.R.S. Employer
 ncorporation or organization)                             Identification No.)

                              116 Huntington Avenue
                           Boston, Massachusetts 02116
                    (Address of principal executive offices)

                         Telephone Number (617)-375-7500
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

         Yes  X                                               No

Class of  Common Stock                            Outstanding at April 15, 1996
Class A Common Stock                              12,389,969 shares
Class B Common Stock                               5,465,315 shares
Class C Common Stock                               1,295,518 shares
Total                                             19,150,802 shares

                               Page 1 of 26 pages
                            Exhibit Index on page 22

                       AMERICAN RADIO SYSTEMS CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION


This amendment to the Company's Form 10-Q for the quarterly period ended March 31, 1996 previously filed May 3, 1996 corrects certain typographical errors contained within the originally filed Form 10-Q.

Item 1.   Condensed Consolidated Unaudited Financial Statements         Page No.

                Consolidated Balance Sheets
                 March 31, 1996 and December 31, 1995.................       1
                Consolidated Statements of Operations
                 Three months ended March 31, 1996 and 1995...........       3
                Consolidated Statements of Cash Flows
                 Three months ended March 31, 1996 and 1995...........       4
                Notes to Consolidated Statements......................       5

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................      18


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.........................................       21

Item 2.    Changes in Securities.....................................       21

Item 6.    Exhibits and Reports on Form 8-K..........................       22

PART I.  FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

                       AMERICAN RADIO SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                     March 31, 1996        December 31, 1995

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents...............................          $ 106,115,670            $  3,889,720
   Accounts receivable, net................................             19,726,764              24,388,719
   Prepaid expenses and other current assets...............              3,556,514               2,280,544
   Note receivable-other...................................              1,121,687               1,108,414
   Deferred income taxes...................................              1,161,901               1,161,901
                                                                     -------------              ----------
         Total current assets..............................            131,682,536              32,829,298
                                                                     -------------              ----------
PROPERTY AND EQUIPMENT-Net.................................             36,655,170              31,786,011
                                                                     -------------              ----------
OTHER ASSETS:
   Station investment note receivable-related party........                500,000                 500,000
   Station investment notes receivable.....................             64,111,572              48,597,338
   Intangible assets-net:
       Goodwill............................................             67,269,500              66,463,708
       FCC licenses........................................             45,048,784              45,023,219
       Other intangible assets.............................             21,401,099              15,863,918
   Deposits and other long-term assets.....................             21,301,494               7,732,337
                                                                   ---------------           -------------
         Total other assets................................            219,632,449             184,180,520
                                                                   ---------------           -------------
TOTAL......................................................         $  387,970,155           $ 248,795,829
                                                                    ==============           =============







       See notes to condensed consolidated unaudited financial statements.

                       AMERICAN RADIO SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)





                                                                          March 31, 1996   December 31, 1995
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt...............................     $    332,717       $     355,283
  Accounts payable and accrued expenses..............................       12,535,386          10,408,954
  Current redeemable Common Stock....................................           19,460              19,460
                                                                          ------------       -------------
    Total current liabilities.......................................       12,887,563          10,783,697
                                                                          ------------       -------------
DEFERRED INCOME TAXES................................................        7,727,757           7,899,090
                                                                         -------------       -------------
OTHER LONG-TERM LIABILITIES..........................................        2,042,458           1,929,307
                                                                         -------------       -------------
LONG-TERM DEBT.......................................................      174,401,612         152,148,939
                                                                         -------------        ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Preferred Stock; $.01 par value; 1,000,000 shares authorized;
    0 shares issued and outstanding in 1996 and 1995.................
  Class A Common Stock; $.01 par value; 25,000,000 shares
    authorized; 12,120,174 and 6,645,862 shares issued and
    outstanding, respectively........................................         121,202              66,459
  Class B Common  Stock;  $.01 par  value; 10,000,000 shares authorized; 5,496,064 and 5,938,050 shares issued and
     5,477,615 and 5,919,601 shares outstanding,
     respectively....................................................          54,776              59,196
  Class C Common Stock; $.01 par value 6,000,000 shares
     authorized; 1,295,518 and 1,795,518 shares issued and
     outstanding, respectively.......................................          12,955              17,955
  Additional paid-in capital.........................................     186,190,808          70,928,215
  Unearned compensation..............................................        (367,544)           (391,206)
  Retained earnings..................................................       5,336,741           5,792,350
                                                                        -------------         -----------
       Total.........................................................     191,348,938          76,472,969
  Less:
       Treasury stock, at cost, 18,449 shares........................        (438,173)           (438,173)
                                                                        -------------         -----------
       Total stockholders' equity....................................     190,910,765          76,034,796
                                                                        -------------         -----------
TOTAL................................................................  $  387,970,155       $ 248,795,829
                                                                        =============       =============



       See notes to condensed consolidated unaudited financial statements.

                       AMERICAN RADIO SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                       1996               1995
                                                                                       ----               ----


NET REVENUES....................................................................  $ 23,648,253       $ 19,841,727
                                                                                   ------------       ------------
OPERATING EXPENSES:
   Excluding depreciation and amortization and
    corporate general and administrative expenses...............................    18,574,257         15,622,196
   Depreciation and amortization................................................     2,200,192          2,761,284
   Corporate general and administrative.........................................     1,081,276            786,097
                                                                                    -----------        -----------
    Total Operating Expenses....................................................    21,855,725         19,169,577
                                                                                    -----------        -----------
OPERATING INCOME................................................................     1,792,528            672,150

OTHER INCOME (EXPENSE):
  Interest income...............................................................     2,117,577             88,908

  Interest expense..............................................................    (4,702,220)        (3,181,644)
  Gain (loss) on sale of assets and other.......................................       (34,758)        11,594,607
                                                                                     ----------        ----------
TOTAL OTHER INCOME (EXPENSE)....................................................    (2,619,401)         8,501,871

INCOME (LOSS) BEFORE INCOME TAXES:..............................................      (826,873)         9,174,021
   Benefit (provision) for income taxes.........................................       371,264         (3,967,187)
                                                                                     ---------         ----------
NET INCOME (LOSS)...............................................................      (455,609)         5,206,834
Redeemable common and preferred stock
     dividends..................................................................                         (518,545)
                                                                                     ---------         ----------
 NET INCOME (LOSS) APPLICABLE TO COMMON
    SHARES......................................................................  $   (455,609)      $  4,688,289
                                                                                  -------------      ------------
Primary and fully diluted earnings (loss) per common
  share.........................................................................  $      (0.03)      $       0.50
Weighted average common share and share equivalents
  outstanding...................................................................    17,901,023          9,299,760







         See notes to condensed consolidated unaudited financial statements.

                       AMERICAN RADIO SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Three months           Three months
                                                                                        ended                  ended
                                                                                    March 31, 1996         March 31, 1995
                                                                                    --------------         --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)...............................................................    $  (455,609)           $  5,206,834

Adjustments to reconcile net income to cash (used for)
 provided by operating activities:
 Net barter revenue.............................................................       (279,903)              (198,950)
 Depreciation and amortization..................................................      2,200,192              2,761,284
 Other changes not affecting cash...............................................        380,103              3,876,546
 Loss (gain) on sale of assets..................................................         34,758            (11,594,607)
   Net changes in operating assets and liabilities..............................      5,705,939              2,825,564
                                                                                     ----------            -----------
     Total adjustments..........................................................      8,041,089             (2,330,163)
                                                                                     ----------            -----------
     Cash provided by operating activities......................................      7,585,480              2,876,671
                                                                                     ----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchase of property and equipment and
  intangible assets.............................................................     (3,295,301)            (2,121,655)
  Proceeds from asset and radio station sales...................................             --             15,283,301
  Payments for purchase of radio stations.......................................             --            (12,000,000)
  Payments for station investment note receivable...............................    (15,514,234)                    --
  Payments for purchase of land.................................................     (2,200,000)                    --
  Payments for purchase of towers...............................................     (2,501,615)                    --
  Restricted cash...............................................................             --             (4,561,743)
  Deposits and other long-term assets...........................................    (13,569,157)            (2,365,848)
                                                                                   ------------             ----------
     Cash used for investing activities.........................................    (37,080,307)            (5,765,945)
                                                                                   ------------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Borrowings under Credit Agreement..............................................             --              3,000,000
 Repayments under Credit Agreement..............................................   (151,500,000)                    --
 Net proceeds from equity offering and options..................................    115,075,853                     --
 Net proceeds from note offering - net of discount..............................    168,321,387                     --
 Expenditures for public equity offering........................................             --               (362,292)
 Repayment of other obligations.................................................       (176,463)               (45,589)
                                                                                   ------------             ----------
     Cash provided by financing activities......................................    131,720,777              2,592,119
                                                                                   ------------             ----------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...................................................................    102,225,950               (297,155)

 CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD.......................................................................      3,889,720              3,168,298
                                                                                   ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................................  $ 106,115,670           $  2,871,143
                                                                                   ------------           ------------

         See notes to condensed consolidated unaudited financial statements.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation - The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. Results of interim periods may not be indicative of results for the full year. It is suggested that these financial statements be read in conjunction with the consolidated financial statements for the year ended December 31, 1995 and the notes thereto included in the Company's Annual Report on Form 10-K.

2. Significant Accounting Policies - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (FAS 121). FAS 121 addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS 121 was adopted effective January 1, 1996. The impact of FAS 121 did not have a material impact on the Company's results of operations, liquidity or financial position.

     In October 1995 The Financial Accounting Standards Board Issued FAS No. 123, "Accounting For Stock- Based Compensation," which is effective for the Company beginning January 1, 1996. FAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the Company's Annual Report on Form 10-K for the year-ended December 31,1996.

     In connection with accounting for the combination, the Predecessor Entities' accumulated deficits or retained earnings at November 1, 1993 were carried forward into the Company in the form of a permanent capital deficiency account. Effective January 1, 1996 the Company reclassified the balance of the account against additional paid-in capital.

3. Per Share data - Earnings and losses per common share are based on the number of common shares outstanding during the period as adjusted for dilutive stock options and warrants. Fully diluted earnings (loss) per share amounts are not reported separately as the effects are not dilutive.

4. Debt and equity offering - In February 1996, the Company consummated an offering (the "Equity Offering") of 5,514,707 shares of Class A Common Stock at an offering price of $27 per share. The total shares issued pursuant to the Equity offering consisted of 4,000,000 shares sold by the Company, 1,013,370 shares by selling shareholders and an additional 501,337 shares sold by the Company pursuant to the underwriters' over-allotment option. Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $114.5 million.

     Concurrent with the Equity Offering, the Company sold $175,000,000 of 9% Senior Subordinated Notes due 2006 (the "Subordinated Notes") with a discount of $1,419,250 to yield 9.125% (the "Debt Offering"). As of March 31, 1996 the Subordinated Notes aggregated $173,595,731 net of an unamortized discount of $1,404,269. Interest is payable semi-annually on February 1 and August 1 with the face amount of the Subordinated Notes due on February 1, 2006. The Subordinated Notes are

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)


4. Debt and equity offering - (continued): redeemable at the option of the Company, in whole or in part at any time on or after February 1, 2001 and prior to maturity at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest, if any, to but excluding the redemption date, if redeemed during the 12 month period beginning February 1 of the years indicated: 2001 - 104.5%; 2002 - 103.0%; 2003 - 101.5%; 2004 and thereafter - 100.0%. Notwithstanding the foregoing, at any time prior to February 1, 1999, the Company may redeem up to $58.3 million principal amount of the Subordinated Notes from the net proceeds of a public equity offering (as defined in the Subordinated Notes) at a redemption price equal to 109.0% of the principal amount thereof plus accrued and unpaid interest, if any, to the Redemption Date; provided that at least $116.7 million principal amount of the Subordinated Notes remain outstanding immediately after the occurrence of any such redemption. The Subordinated Notes are subordinate in right of payment to the prior payment in full of all obligations under the 1995 Credit Agreement. The Subordinated Notes contain certain covenants including, but not limited to, limitations on sales of assets, dividend payments, future indebtedness and issuance of preferred stock and require an offer to purchase in the event of a Change of Control (as defined). Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $167.5 million.

     Proceeds from the Debt and Equity Offerings were used to repay all the outstanding borrowings under the 1995 Credit Agreement with the balance, approximately $131.0 million, held in short-term interest-bearing
     securities   to   be   used   to   fund   future   acquisitions.

5. The Telecommunications Act of 1996 - In February 1996, the President signed into law the Telecommunications Act of 1996 (the "Telecommunications Act"). This law provides for, among other things, a relaxation of current ownership restrictions. It eliminates the restriction of the number of commercial radio broadcast stations which one company can own at a national level, though limits exist with respect to the number permitted to be owned in local markets, the precise number being dependent upon the number of commercial radio stations serving the local market. This legislation will permit the consummation, subject to FCC approval, of the transactions discussed in Notes 7 and 8.

6. Acquisition - on February 16, 1996, the American Tower Systems, Inc. (the "Tower Subsidiary") acquired Skyline Communications and Skyline Antenna Management for approximately $3.3 million consisting of 26,989 shares of Class A Common Stock, $2.2 million cash and the assumption of approximately $0.3 million of long-term debt. Skyline Communications owns eight towers, six of which are in West Virginia and the remaining two in northern Virginia. Skyline Antenna Management manages more than 200 antenna sites, primarily in the northeast region of the United States.

     The acquisition has been accounted for by the purchase method of accounting. The purchase price has been allocated to the assets acquired, principally intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill.

     The operating results of the acquisition is included in the Company's consolidated results of operations from the date of acquisition. The unaudited pro forma results of operations as if the acquisition had occurred as of January 1, 1994 and 1995 are not presented as the effect is not material to the consolidated financial statements.

7. Other transactions - During the first quarter of 1996, the Company has agreed to purchase (or is in the process of negotiating agreements to purchase) additional stations as follows:

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)

7.   Other transactions - (continued):

     Dayton: In January 1996, American entered into a nonbinding letter of intent to acquire for approximately $12 million two FM stations (WLQT-FM and WDOL-FM) in Dayton. Because of then existing FCC regulations, American assigned its rights under the letter of intent to Palm Beach Radio Broadcasters, Inc. ("PBRB") which has entered into the definitive purchase and sale agreement. American has loaned PBRB the funds to finance the acquisition and has an option to purchase the stations. In light of the changes effected by the Telecommunications Act, American intends to exercise its option to acquire, subject to FCC approval, the stations, using the loans to do so. Subject to the receipt of FCC approval, this acquisition is expected to occur in the third quarter of 1996.

     Buffalo: During the first quarter, the Company loaned PBRB $8.0 million to finance the acquisition of WBLK-FM. The Company has an option to acquire, and a right of first refusal with respect to the station. American intends to exercise its option to acquire, subject to FCC approval, the station, using the loan to do so, and such acquisition is expected to occur in the third quarter of 1996.

     Philadelphia: In March 1996, the Company entered into a merger agreement (the "Marlin Transaction") with Marlin Broadcasting, Inc. ("Marlin")
     pursuant thereto American will acquire Marlin, which owns WFLN-FM in Philadelphia, WQRS-FM in Detroit and WTMI-FM in Miami for an aggregate purchase price of approximately $57.0 million, together with the assumption of approximately $9.5 million of long-term debt. As part of the Marlin Transaction, the principal stockholder of Marlin will acquire, simultaneously with the merger, WTMI-FM in Miami back from the Company, for approximately $18.0 million. Subject to receipt of required FCC approval, American expects to consummate the Marlin Transaction in the second quarter of 1996.

     Detroit: As noted above, as part of the Marlin Transaction, the Company expects to acquire WQRS-FM in Detroit in the third quarter of 1996. See "Philadelphia" above.

     Portland, Oregon: In March 1996, American entered into a merger agreement (the "HBC Merger") with Henry Broadcasting Company ("HBC"). Pursuant to the HBC Merger, American will issue shares of Class A Common Stock with a then current market value of $64.0 million, pay approximately $8.0 million in cash and assume long-term debt of approximately $38.0 million. As part of a related transaction (the "HBC Real Estate Transactions", and collectively with the HBC Merger, the "HBC Transactions"), American will acquire certain real estate used in the business of HBC for approximately $5.0 million and obtain a five-year option to acquire, for approximately $1.0 million, certain other real estate. HBC owns an aggregate of twelve stations, of which nine are included in the merger agreement as follows: KUFO- FM and KBBT-AM in Portland, Oregon, KYMX-FM and KCTC-AM in Sacramento, KGOR-FM and KFAB-AM in Omaha, and KSKS-FM, KKDJ-FM and KMJ-AM in Fresno. Subject to receipt of FCC approvals, American expects to consummate the HBC Transactions in the third quarter of 1996. American will be the surviving entity in the HBC Merger and approval of its stockholders will not be required.

     In March 1996, American entered into an agreement to acquire a second FM station, KDBX-FM, in Portland, Oregon for a purchase price of approximately $14.0 million. Subject to receipt of FCC approval, American expects to consummate the acquisition in the third quarter of 1996.

     Sacramento: As noted above, as part of the HBC Transaction, American expects to acquire KYMX-FM and KCTC-AM in Sacramento in the third quarter of 1996. See "Portland, Oregon" above.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)


7. Sacramento (continued): In March 1996, the Company entered into an agreement to acquire KSTE-AM in Sacramento, California for a purchase price of $7.25 million. Subject to FCC approval, American expects to consummate the acquisition in the third quarter of 1996.

     Las Vegas: In March 1996, the Company entered into an agreement to acquire KLUC-FM and KXNO-AM for a purchase price of approximately $11.0 million. Subject to FCC approval, the Company expects to consummate the acquisition in the third quarter of 1996.

     Omaha: As noted above, as part of the HBC Transaction, American expects to acquire KGOR-FM and KFAB-AM in Omaha in the third quarter of 1996. See "Portland, Oregon" above.

     Fresno: As noted above, as part of the HBC Transaction, American expects to acquire KSKS-FM, KKDJ- FM and KMJ-AM in Fresno in the third quarter of 1996. See "Portland, Oregon" above.

     Rochester: In February 1996, American entered into an agreement to acquire two FM (WVOR-FM and WPXY-FM) stations and two AM (WHAM-AM and WHTK-AM) stations serving the Rochester market for a purchase price of approximately $30.5 million. Subject to receipt of FCC approvals, American expects to consummate this acquisition in the second quarter of 1996.

     West Palm Beach: In March 1996, the Company loaned PBRB $7.2 million to finance the acquisition of WHLG-FM and WSTU-AM. The Company has an option to acquire, and a right of first refusal with respect to the stations. American intends to exercise its option to acquire, subject to FCC approval, the FM station, using loans to do so, and such acquisition is expected to occur in the third quarter of 1996.

     As of March 31, 1996 the Company had deposits totaling $19.9 million relating to acquisitions.

8. Subsequent Events - Subsequent to March 31, 1996 American has agreed to purchase (or is in the process of negotiating agreements to purchase) additional stations as follows:

     Las Vegas: In April 1996, the Company entered into an agreement to acquire KJMZ-FM for a purchase price of approximately $8.0 million. American has also executed an agreement to acquire KMZQ-FM, KFBI-FM and KVEG-AM serving Las Vegas, for an aggregate purchase price of approximately $30.0 million. Subject to FCC approval, the Company expects to consummate the acquisition in the third quarter of 1996.

     Buffalo: In April 1996, the Company entered into an agreement to acquire WSJZ-FM for a purchase price of approximately $12.5 million. Subject to FCC approval, the Company expects to consummate the acquisition in the third quarter of 1996.

     Sacramento: In April 1996, the Company agreed to the material terms of an acquisition of KSFM-FM and KMJI-AM. Subject to negotiation and execution of a definitive agreement and FCC approval, the Company expects to consummate the acquisition in the third quarter of 1996.

     Portland and San Jose: In April 1996, the Company entered into an agreement to acquire KUPL-FM and KKJZ-FM in Portland, Oregon and KSJO-FM and KUFX-FM in San Jose, California for approximately $103.0 million. Subject to FCC approval, the Company expects to consummate the acquisition in the third quarter of 1996.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)

8.   Subsequent Events (continued)

     In April 1996, the Tower Subsidiary acquired BDS Communication, Inc. and BRIDAN Communications Corporation for shares of the Company's Class A Common Stock equal to approximately $7.0 million and the assumption of $1.9 million of long-term debt. BDS Communications owns three towers in Pennsylvania and BRIDAN Communications manages or has sublease agreements on approximately forty tower sites located throughout the Mid-Atlantic region.

9. Subsidiary Guarantees - The Company's payment obligations under the Subordinated Notes are fully senior subordinated basis by its wholly owned subsidiary American Radio Systems License Corp. ("ARSLC") and any future Restricted Subsidiaries (collectively "Restricted Guarantors"). ARSLC has also and unconditionally guaranteed on a joint and several basis (collectively, the "Subsidiary Guarantees") on a guaranteed, and any future Subsidiaries will be required to guarantee, all obligations of the Company under the 1995 Credit Agreement. The Company's Tower Subsidiary has not guaranteed obligations under the 1995 Credit Agreement or the Subordinated Notes.

     The Subordinated Notes and the Subsidiary Guarantees are subordinated to all Senior Debt of the Company including indebtedness under the 1995 Credit Agreement and Senior Debt of each Subsidiary Guarantor. The indenture governing the Subordinated Notes contains limitations on the amount of indebtedness (including Senior Debt) which the Company may incur.

     With the intent that the Subsidiary Guarantees not constitute fraudulent transfers or conveyances under applicable state or federal law, the obligation of each Guarantor under its Subsidiary Guarantee is also limited to the maximum amount as will, after giving effect to any rights to contribution of such Guarantor pursuant to any agreement providing for an equitable contribution among such Guarantor and other affiliates of the Company of payments made by guarantees by such parties, result in the obligations of such Guarantor in respect of such maximum amount not constituting a fraudulent conveyance.

     The following unaudited consolidating condensed financial data illustrates the composition of the combined Guarantors. Separate complete financial statements of the respective Subsidiary Guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors. No single Subsidiary
     Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness described above.

     Investments in subsidiaries are accounted for by the parent on the equity method for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are therefore reflected in the parent's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)

9.   Subsidiary Guarantees (Continued)


                                   Condensed Consolidating Balance Sheet
                                               March 31, 1996
                                           (Dollars in thousands)

                                              Parent and      Guarantor    Non-guarantor                 Consolidated
                                             its Divisions    Subsidiary    Subsidiary    Eliminations      Totals

ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                    $105,971                       $  145                         $106,116
 Accounts receivable, net                       19,646                           81                           19,727
 Prepaid expenses and other current assets       3,548                            8                            3,556
 Note receivable - other                         1,122                                                         1,122
 Deferred income taxes                           1,162                                                         1,162
                                               -------         -------       ------         -------         --------
  Total current assets                         131,449              --          234              --          131,683

PROPERTY AND EQUIPMENT, NET                     32,232                        4,423                           36,655
OTHER ASSETS:
 Investment in and advances to Subsidiaries     52,172                                     $(52,172)             --
 Station investment notes receivable            64,612                                                        64,612
 Goodwill                                       65,529                        1,740                           67,269
 FCC licenses                                                  $45,049                                        45,049
 Other intangible assets                        19,608                        1,793                           21,401
 Deposits and other long-term assets            21,232                           69                           21,301
                                               -------         -------       ------         -------          -------
  Total other assets                           223,153          45,049        3,602         (52,172)         219,632
                                               -------         -------       ------         -------          -------
TOTAL ASSETS                                  $386,834         $45,049       $8,259       $ (52,172)        $387,970
                                              ========         =======       ======       =========         ========

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)

9.   Subsidiary Guarantees (Continued)


                                    Condensed Consolidating Balance Sheet
                                              March 31, 1996
                                          (Dollars in thousands)

                                              Parent and      Guarantor    Non-guarantor                 Consolidated
                                             its Divisions    Subsidiary    Subsidiary    Eliminations      Totals

LIABILITIES AND STOCKHOLDERS'
 EQUITY
CURRENT LIABILITIES
 Current maturities of long-term debt            $323                        $10                               $333
 Accounts payable and accrued expenses         11,953                        601                             12,554
                                               ------          --------     ------            ---------      ------
      Total current liabilities                12,276                --      611                   --        12,887

NON-CURRENT LIABILITIES
 Deferred income taxes                          7,519                        209                              7,728
 Other long-term liabilities                    2,025                         17                              2,042
 Long-term debt                               174,102                        300                            174,402
                                              -------          --------     ------            ---------     -------
 Total non-current liabilities                183,646                --      526                   --       184,172

STOCKHOLDERS'  EQUITY
 Common Stock                                     189                                                           189
 Additional paid-in capital                   186,191           $45,049    7,146              $(52,195)     186,191
 Retained earnings                              5,337                        (23)                   23        5,337
 Treasury stock                                  (438)                                                         (438)
 Unearned compensation                           (368)                                                         (368)
                                              -------            ------    -------            ---------      -------
    Total stockholders' equity                190,911            45,049    7,123                (52,172)     190,911
                                              -------            ------    -------            ---------      -------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                      $386,833           $45,049   $8,260               $(52,172)    $387,970
                                             ========           =======   ========             ========     ========

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)

9.   Subsidiary Guarantees (Continued)


                             Condensed Consolidating Statement of Operations
                                For the Three Months Ended March 31, 1996
                                          (Dollars in thousands)

                                              Parent and      Guarantor    Non-guarantor                 Consolidated
                                             its Divisions    Subsidiary    Subsidiary    Eliminations      Totals


Net broadcast revenues                         $23,374                                                      $23,374
Tower revenues                                                                 $274                              274
License fees charged to Parent                    (500)          $500           --                               --
                                               -------           ------       ------         ------         -------
  Total net revenues                            22,874            500           274              --          23,648

Operating expenses excluding
 depreciation and amortization and
 corporate general and administrative
 expenses                                       18,321                          253                          18,574
Depreciation and amortization                    1,590           500            110                           2,200
Corporate general and administrative             1,081                                                        1,081
                                                ------           -----        ------         ------          ------
Operating income (loss)                          1,882             0            (89)             --           1,793

Other income (expense):
 Interest expense                               (4,700)                          (3)                         (4,703)
 Interest income                                 2,118                                                        2,118
 Gain (loss) on sale of assets and other           (35)                                                         (35)
 Equity in (loss) of subsidiaries, net of
  income taxes recorded at the
  subsidiary level                                 (50)                                         $50              --
                                                 ------          ------       ------         ------         -------
 Income (loss) before income taxes                (785)             0          (92)              50            (827)
  Benefit (provision) for income taxes             329                          42                               371
                                                 ------          ------       ------         ------         --------
Net income (loss)                                $(456)             0         $(50)             $50            $(456)
                                                 ------          ------       ------         ------          -------


                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)

9.   Subsidiary Guarantees (Continued)


                               Condensed Consolidating Statement of Cash Flows
                                   For the Three Months Ended March 31, 1996
                                            (Dollars in thousands)


                                              Parent and      Guarantor    Non-guarantor                 Consolidated
                                             its Divisions    Subsidiary    Subsidiary    Eliminations      Totals


Cash flows from operating activities           $6,798                --           $787                       $7,585
                                               ------           -------       --------       ---------      -------
Investing Activities:
 Payments for purchase of property and
    equipment and intangible assets            (2,585)                            (710)                      (3,295)
Payments for purchase of  towers                                                (2,502)                      (2,502)
Payment for purchase of land                   (2,200)                                                       (2,200)
Payments for station investment note
   receivable                                 (15,514)                                                      (15,514)
 Deposits and other long-term assets          (13,514)                             (55)                     (13,569)
                                               ------           --------      --------        --------      -------
 Cash flows used by investing activities      (33,813)                --        (3,267)                     (37,080)
                                               ------           --------      --------        --------      -------
Financing Activities:
 Repayment of Credit Agreements              (151,500)                                                     (151,500)
 Net proceeds from  note offering - net of
    discount                                  168,321                                                       168,321
 Net proceeds from equity offering and
    options                                   115,076                                                       115,076
 Repayment of other obligations                  (175)                              (1)                        (176)
 Investment in and advances to subsidiaries                                      2,626       $(2,626)            --
                                              -------           --------      --------       --------       -------
 Cash flows from financing activities         131,722                 --         2,625        (2,626)       131,721
                                              -------           --------      --------       --------       -------
Increase in cash and cash equivalents         104,707                              145        (2,626)       102,226

Cash and cash equivalents at beginning
   of year                                      3,890                                0                        3,890
                                             --------           ---------     --------      --------       --------
Cash and cash equivalents at end of year     $108,597                  --         $145      $ (2,626)      $106,116
                                             ========           =========     ========      ========       ========

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)


9.       Subsidiary Guarantees (Continued)


                                  Condensed Consolidating Balance Sheet
                                           December 31, 1995
                                        (Dollars in thousands)

                                              Parent and      Guarantor    Non-guarantor                 Consolidated
                                             its Divisions    Subsidiary    Subsidiary    Eliminations      Totals

ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                      $3,890                                                         $3,890
 Accounts receivable, net                       24,352                              $37                        24,389
 Note receivable-other                           1,108                                                          1,108
 Prepaid expenses and other current asset        2,281                                                          2,281
 Deferred income taxes                           1,162                                                          1,162
                                                ------         ---------       ---------      ---------     ----------
  Total current assets                          32,793                --              37             --        32,830

PROPERTY AND EQUIPMENT                          28,040                             3,746                       31,786
OTHER ASSETS:
 Investment in and advances to subsidiaries     48,771                                         $(48,771)           --
 Station investment notes receivable            49,097                                                         49,097
 Goodwill                                       66,464                                                         66,464
 FCC licenses                                                    $45,023                                       45,023
 Other intangible assets                        15,840                                24                       15,864
 Deposits and other long-term assets             7,718                                14                        7,732
                                               -------           -------       ---------       --------       -------
  Total other assets                           187,890            45,023              38        (48,771)      184,180
                                              --------           -------       ---------       --------      --------
TOTAL ASSETS                                  $248,723           $45,023          $3,821       $(48,771)     $248,796
                                              ========           =======       =========       ========      ========

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)

9.   Subsidiary Guarantees (Continued)


                                    Condensed Consolidating Balance Sheet
                                            December 31, 1995
                                         (Dollars in thousands)

                                              Parent and      Guarantor    Non-guarantor                 Consolidated
                                             its Divisions    Subsidiary    Subsidiary    Eliminations      Totals

LIABILITIES AND STOCKHOLDERS'
  EQUITY
CURRENT LIABILITIES
 Current maturities of long-term debt          $  355                                                           $ 355
 Accounts payable and accrued expenses         10,387                              $ 42                        10,429
                                              -------           --------       --------       --------       --------
  Total current liabilities                    10,742                 --             42             --         10,784

NON-CURRENT LIABILITIES
 Deferred income taxes                          7,899                                                           7,899
 Other long-term liabilities                    1,923                                 6                         1,929
 Long-term debt                               152,149                                                         152,149
                                              -------           --------       --------       --------       --------
  Total non-current liabilities               161,971                 --              6             --        161,977

STOCKHOLDERS' EQUITY
 Common Stock                                     144                                                             144
 Additional paid-in capital                    70,928            $45,023          3,746       $(48,769)        70,928
 Retained earnings                              5,792                                27            (27)         5,792
 Unearned compensation                           (391)                                                           (391)
 Treasury stock                                  (438)                                                           (438)
                                              -------           --------       --------       --------        -------
  Total stockholders' equity                   76,035             45,023          3,773        (48,796)        76,035
                                              -------           --------       --------       --------        -------
TOTAL LIABILITIES AND
 STOCKHOLDERS'
 EQUITY                                     $ 248,748           $ 45,023        $ 3,821      $ (48,796)     $ 248,796
                                            =========           ========       ========      =========      =========

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)


9.       Subsidiary Guarantees (Continued)


                             Condensed Consolidating Statement of Operations
                                For the Three Months Ended March 31, 1995
                                          (Dollars in thousands)



                                            Parent and    Guarantor    Non-guarantor                Consolidated
                                          its Divisions   Subsidiary   Subsidiary(a)  Eliminations     Totals
                                          -------------   ----------   -------------  ------------  ------------
Net broadcast revenues                                                     $  19,842                   $  19,842
License fees                                                  $  360            (360)                         --
                                           ------------  -----------   --------------  -----------  ------------
Total net revenues                                   --          360          19,482                      19,842


Operating expenses excluding depreciation and
   amortization and corporate general and
   administrative expenses                                                    15,622                      15,622
Depreciation and amortization                                    360           2,401                       2,761
Corporate general and administrative                                             787                         787
                                           ------------  -----------   -------------    -----------  -----------
Operating income                                     --            0             672                         672


Other income (expense):
  Interest expense                                 $(25)                      (3,157)                     (3,182)
  Interest income                                                                 89                          89
  Gain on sale of assets and other                                            11,595                      11,595
  Equity in (loss) of subsidiaries, net of income
     taxes recorded at the subsidiary level       5,232                                    $(5,232)           --
                                           ------------  -----------   -------------     ----------   ----------
Income before income taxes                        5,207            0           9,199        (5,232)        9,174

  Provision for income taxes                                                   3,967                      (3,967)
                                           ------------  -----------   -------------     ----------   ----------
Net Income                                        5,207            0           5,232        (5,232)        5,207
                                           ------------  -----------   -------------     ----------   ----------
  Redeemable common and preferred stock            (519)                                                    (519)
    dividends                              ------------  -----------   -------------     ----------   ----------

Net income applicable to common shares         $  4,688        $   0         $ 5,232      $ (5,232)      $ 4,688
                                           ============  ===========   =============     ==========   ==========


(a)      Includes American Radio Systems, Inc. (ARSI), a wholly owned subsidiary of the Company until December 1995.


                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)


9.       Subsidiary Guarantees (Continued)


                             Condensed Consolidating Statement of Cash Flows
                                For the Three Months Ended March 31, 1995
                                          (Dollars in thousands)

                                               Parent and       Guarantor       Non-guarantor                 Consolidated
                                             its Divisions      Subsidiary      Subsidiary(a)   Eliminations     Totals
Cash flows from operating activities                    --              --            $2,877              --       $2,877
                                             _____________      __________      ____________    ____________   ___________
Investing Activities:
  Capital expenditures                                                                (2,121)                      (2,121)
  Proceeds from asset and station sales                                               15,283                       15,283
  Payments for purchase of radio stations                                            (12,000)                     (12,000)
  Restricted cash                                                                     (4,562)                      (4,562)
  Deposits and other long-term assets                                                 (2,366)                      (2,366)
                                             _____________      __________      _____________   ____________   ___________
Cash flows used by investing activities                 --              --            (5,766)             --       (5,766)
                                             _____________      __________      _____________   ____________   ___________

Financing Activities
  Borrowings under credit agreements                                                   3,000                        3,000
  Expenditures for public equity offerings                                              (362)                        (362)
  Repayment of other obligations                                                         (46)                         (46)
                                             _____________      __________      _____________   ____________   ___________
Cash flows from financing activities                    --              --             2,592              --        2,592

Increase (decrease) in cash and cash equivalents                                        (297)                        (297)


Cash and cash equivalents at beginning of year                                         3,168                        3,168
                                             _____________      __________      _____________   ____________   ___________

Cash and cash equivalents at end of year                --              --            $2,871              --       $2,871
                                             _____________      __________      _____________   ____________   ___________


(a)      Includes American Radio Systems, Inc. (ARSI), a wholly owned subsidiary of the Company until December 1995.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     American desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report contains "forward-looking statements" including statements concerning projections, plans, objectives, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. American wishes to caution readers that certain important factors may have affected and could in the future affect American's actual results and could cause American's actual results for subsequent periods to differ materially from those expressed in any forward- looking statement made by or on behalf of American. These important factors include those set forth in American's Annual Report on Form 10-K for year ended December 31, 1995 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and are incorporated by reference herein.

Results of Operations

Three months ended March 31, 1996 and 1995

As of March 31, 1995, the Company owned and/or operated sixteen FM and nine AM stations. The Company acquired WEGQ-FM in Boston in January 1995 and WKGR-FM in West Palm Beach in July 1995. The Company also entered into a time brokerage agreements with KKMJ-FM, KPTY-FM (relaunched as KAMX-FM) and KJCE-FM in Austin in September 1995 and WBLK-FM in Buffalo in March 1996. The Company sold KGGO-FM, KHKI-FM and KDMI-AM in Des Moines in January 1995 and WHWK-FM and WNBF-AM in Binghamton, New York in March 1995. The Tower Subsidiary also purchased eight tower sites and more than 200 antenna management agreements in February 1996. These transactions have significantly affected operations for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

Net revenues were $23.6 million for the three months ended March 31, 1996 compared to $19.8 million for the same three months in 1995, an increase of $3.8 million or 19.2%. This increase was attributable to both acquisitions and revenue growth at substantially all of the Company's radio stations.

Station operating expenses excluding depreciation and amortization and corporate general and administrative expenses were $18.6 million for the three months ended March 31, 1996 and $15.6 million for the comparable period in 1995, an increase of $3.0 million or 19.2%. This increase was due to station acquisitions as well as increased sales commissions resulting from the Company's revenue growth.

Depreciation and amortization was $2.2 million and $2.8 million for the three months ended March 31, 1996 and March 31, 1995 respectively, a decrease of $0.6 million or 21.4%. This decrease was primarily attributable to 1994 station acquisition intangible assets with short-term lives becoming fully amortized during 1995.

Corporate general and administrative expenses increased to $1.1 million for the three months ended March 31, 1996 from $0.8 million for the three months ended March 31, 1995 an increase of $0.3 million or 37.5%. This 37.5% increase was due to the higher costs associated with supporting the Company's growth.

Net interest expense was $2.6 million for the three months ended March 31, 1996 compared to $3.1 million for the 1995 period, a decrease of $0.5 million or 16.1%. The decrease is related to increased borrowing costs related to the Senior Subordinated Notes offset by interest income related to the Station investment notes.

The loss on the sale of assets in 1996 was not material. Gain on sale of assets for 1995 represents two gains on the sale of radio broadcasting properties in Binghamton ($3.9 million) and Des Moines ($7.7 million).

Benefit from income taxes for the three months ended March 31, 1996 was $0.4 million compared to a provision for income taxes of $4.0 million for three months ended March 31, 1995. The effective tax rate for the three months ended March 31, 1996 was approximately 45% compared to 43% in 1995. The higher effective rate in 1996 is due to the non-deductibility of certain intangible asset amortization as a percentage of the income (loss) before taxes compared to 1995.

Redeemable common and preferred stock dividends for the three months ended March 31, 1996 were $0 million as compared to $0.5 million for the three months ended March 31, 1995. The decrease was attributable to the retirement of Series C Common Stock in June 1995 which accompanied the initial public offering.

Net loss applicable to common shareholders was $0.5 million for the three months ended March 31, 1996 compared to a net income applicable to common shareholders of $4.7 million for the three months ended March 31, 1995, a decrease of $5.2 million as a result of the factors discussed above.


Liquidity and Capital Resources

     The Company's liquidity needs arise from its debt service, working capital, capital expenditure and acquisition-related requirements. Historically, the Company has met its liquidity need with internally generated funds and has financed the acquisition of radio broadcasting properties with bank borrowings and proceeds from the sale of the Company's equity and debt securities. For the three months ended March 31, 1996 cash flows from operating activities was $7.6 million, as compared to $2.9 million for the three months ended March 31, 1995. The increase is primarily attributable to station acquisition and growth.

     Cash flows used for investing activities were $37.1 million for the three months ended March 31, 1996 as compared to $5.8 million for the three months ended March 31, 1995. The 1996 increase was due to greater station acquisition activity in 1996 compared to 1995.

     Cash provided by financing activities were $131.7 million for the three months ended March 31, 1996 as compared to $2.6 million for the three months ended March 31, 1995. The increase in 1996 was due to the Equity and Debt offerings described below offset by a repayment of borrowings under the Credit Agreement.

     In February 1996, the Company completed two offerings (the "Equity Offering" and the "Debt Offering" and collectively, the "Offerings"). Pursuant to the Equity Offering, the Company sold 5,514,707 shares of its Class A Common Stock ($.01 par value) at a price of $27 per share. The total shares issued consisted of 4,000,000 shares sold by the Company; 1,013,370 shares by selling shareholders and an additional 501,337 shares sold by the Company pursuant to the underwriters' over-allotment option. Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $114.5 million.

     Pursuant to the Debt Offering, the Company sold $175 million of 9% Senior Subordinated Notes (the "Notes") with a discount of $1.4 million to yield 9.125%. Interest is payable semi-annually on February 1 and August 1 with the face value of the note due on February 1, 2006. The Company, may at its option, redeem, in whole or in part, the Notes beginning February 1, 2001, initially at 104.5% of principal amount declining annually to 100.0% in 2004 and thereafter. The Company is also required to redeem the Notes upon the occurrence of certain events. The Notes are subordinate in right of payment to the prior payment in full of the Credit Agreement and contain certain convenants including, but not limited to, limitations on sales of assets, dividend payments, future indebtedness, issuance of preferred stock and changes in control. The Notes are guaranteed by American Radio Systems License Corp., a wholly owned subsidiary of American. Proceeds to the Company, net of underwriters' discount and associated costs were approximately $167.5 million.


Credit Agreement

     In December 1995, the Company entered into a new credit agreement (the "Credit Agreement"), which among other things, increased American's borrowing limit and provided the Company with a revolving loan commitment based on the lesser of (a) $300.0 million or (b) an amount based on a financial test. The terms of the Credit Agreement are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. At March 31, 1996 there were no borrowings outstanding under the Credit Agreement.

     As of March 31, 1995, the Company had approximately $174.7 million of total long-term debt (including current portion thereof) outstanding.

     The Company believes that its cash flow from operations will be sufficient to meet any quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement and the Notes. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any of such transaction on favorable terms.

     The Company's working capital needs fluctuate throughout the year due to industry-wide seasonality and its broadcast of Boston Red Sox baseball games. The Company historically has had sufficient cash from its operations to meet its working capital needs and believes that it has sufficient financial resources available to it, including through borrowing under its Credit Agreement, to finance future operations.

     The Company has entered into numerous station and tower acquisition and related agreements (see Notes 7 and 8). The consummation of each of these agreements is subject to, among other things, FCC approval and in some cases the negotiation of definitive agreements. The Company intends to acquire all of the acquisitions as soon as FCC approval is obtained. The Company intends to finance these acquisitions with cash and borrowings under the Credit Agreement.

     The Company expects capital expenditures in 1996 to be approximately $9.0 million, consisting principally of tower construction (approximately $5.0 million) and office consolidations and ongoing technical improvements. To the extent that funds generated from operations, or available cash, are insufficient to finance nonrecurring capital expenditures, American would seek to borrow the necessary funds under the Credit Agreement.

Inflation

     The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

PART II  OTHER INFORMATION

Item 1. - Legal Proceedings

In the normal course of business, the Company is subject to certain suits and other matters. Management believes that the eventual resolution of any pending matters, either individually or in the aggregate, will not have a material effect on financial position, liquidity or results of operations.

Item 2 - Changes in Securities

None

Item 6. - Exhibits and Reports on Form 8-K

a.       Exhibits
                                     INDEX TO EXHIBITS

 Exhibit
   No.                          Description of Document
10.41             Asset Purchase Agreement, dated February 23, 1996
                    between the Company and The Lincoln Group, L.P.
                    (WVOR-FM, WPXY-FM, WHAM-AM and WHTK-AM;
                    Rochester, NY)..............................................    Filed herewith as Exhibit 10.41*
10.42             Asset Purchase Agreement, dated March 14, 1996 between
                    the Company and Nationwide Communications, Inc.
                    (KLUC-FM and KXNO-AM; Las Vegas)............................    Filed herewith as Exhibit 10.42*
10.43             Agreement and Plan of Merger, dated March 15, 1996 by
                    and among the Company, ARS Acquisition Company,
                    Inc. and Marlin Broadcasting, Inc...........................    Filed herewith as Exhibit 10.43*
10.44             Agreement and Plan of Merger, dated March 21, 1996 by
                    and among the Company and Henry Broadcasting
                    Company.....................................................    Filed herewith as Exhibit 10.44*
10.45             Asset Purchase Agreement, dated March 27, 1996 between
                    the Company and Fuller-Jeffrey Broadcasting Companies,
                    Inc. (KSTE-FM); Sacramento, California......................    Filed herewith as Exhibit 10.45*
10.46             Time Brokerage Agreement, dated March 26, 1996 between
                    the Company and Fuller-Jeffrey Broadcasting Companies,
                    Inc.........................................................    Filed herewith as Exhibit 10.46**
10.47             Asset Purchase Agreement, dated March 28, 1996 between
                    the Company and Common Ground Broadcasting, Inc.............    Filed herewith as Exhibit 10.47**
10.48             Asset Purchase Agreement, dated April 4, 1996 between the
                    Company and Evergreen Media Corporation of Buffalo..........    Filed herewith as Exhibit 10.48**
10.49               Time Brokerage Agreement, dated April 4, 1996 between the
                    Company and Evergreen Media Corporation of
                    Buffalo.....................................................    Filed herewith as Exhibit 10.49**
10.50             Asset Purchase Agreement, dated April 19, 1996 between the
                    Company and Crescent Communications, L.P....................    Filed herewith as Exhibit 10.50**
10.51             Time Brokerage Agreement, dated April 19, 1996 between
                    the Company and K-G Communications, Inc.....................    Filed herewith as Exhibit 10.51**
10.52             Time Brokerage Agreement, dated April 19, 1996 between
                    the Company and Crescent Communications, L.P................    Filed herewith as Exhibit 10.52**
10.53             Asset Purchase Agreement, dated April 22, 1996 between the
                    Company and Parker Communications - Las Vegas,
                    Inc.........................................................    Filed herewith as Exhibit 10.53**
10.54             Time Brokerage Agreement, dated April 22, 1996 between
                    the Company and Parker Communications - Las Vegas,
                    Inc.........................................................    Filed herewith as Exhibit 10.54**












10.55             Asset Purchase Agreement dated April 25, 1996 between the
                    Company and BayCom San Jose, L.P. and BayCom
                    Oregon, L.P.................................................    Filed herewith as Exhibit 10.55**
11                Schedule re computation of earnings per share.................    Filed herewith as Exhibit 11**
12                Ratio of earnings to fixed charges............................    Filed herewith as Exhibit 12**

     Each exhibit marked by an (*) is incorporated by reference to the corresponding exhibit filed as an exhibit to the Company's Annual Report on Form 10-K for year ended December 31, 1995. Each exhibit marked by an (**) is incorporated by reference to the corresponding exhibit filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. Exhibits 10.41 through 10.55 do not contain schedules and exhibits noted within the agreements. This additional information is available upon request from the Company.

     b. Reports on Form 8-K

     1. Form 8-K (Items 5, 7) on February 22, 1996.

     2. Form 8-K (Items 5, 7) on February 26, 1996.

     3. Form 8-K (Items 5, 7) on March 19, 1996.

     4. Form 8-K (Items 5, 7) on March 26, 1996.

     5. Form 8-K (Items 5, 7) on April 24, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       AMERICAN RADIO SYSTEMS CORPORATION

Date: June 6, 1996                        BY:  /s/  Joseph L. Winn
                                          ------------------------

                                          Joseph L. Winn
                                          Treasurer & Chief Financial Officer
                                          (Duly Authorized Officer)



Date: June 6, 1996                     BY:   /s/  Justin D. Benincasa
                                       ------------------------------


                                          Justin D. Benincasa
                                          Vice President & Corporate Controller
                                          (Duly Authorized Officer)