Form 10-Q
period 1996-06-30
AMERICAN RADIO SYSTEMS CORP /MA/
filed 1996-08-12
CIK 943581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One):
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1996

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number: 0-26102

                       AMERICAN RADIO SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                                        04-3196245
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

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

         Yes  X                                         No __


Class of  Common Stock                           Outstanding at July 31, 1996
- -----------------------                          -----------------------------
Class A Common Stock                             14,525,464 shares
Class B Common Stock                              5,233,654 shares
Class C Common Stock                              1,295,518 shares
- -----------------------                          -----------------------------
Total                                            21,054,636 shares

                               Page 1 of 35 pages

                            Exhibit Index on page 32

                       AMERICAN RADIO SYSTEMS CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION



Item 1. Condensed Consolidated Unaudited Financial Statements         Page No.

          Consolidated Balance Sheets
            June 30, 1996 and December 31, 1995......................    1
          Consolidated Statements of  Income
            Three and six months ended June 30, 1996 and 1995........    3
          Consolidated Statements of Cash Flows
            Six months ended June 30, 1996 and 1995..................    4
          Notes to Consolidated Statements...........................    5

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   23


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.........................................   28

Item 2.    Changes in Securities.....................................   28

Item 4.    Submission of Matters To a Vote of Security Holders.......   28

Item 5.    Other Information.........................................   29

Item 6.    Exhibits and Reports on Form 8-K..........................   32

PART I.  FINANCIAL INFORMATION

ITEM 1.   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       AMERICAN RADIO SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                                  June 30, 1996        December 31, 1995
                                                                                  -------------        -----------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents.................................................   $149,175,334           $  3,889,720
       Accounts receivable, net ................................................     32,028,094             24,388,719
         Prepaid expenses and other current assets .............................      3,280,114              2,280,544
     Note receivable-other .....................................................      1,135,540              1,108,414
     Deferred income taxes .....................................................      1,161,901              1,161,901
                                                                                   ------------           ------------
         Total current assets ..................................................    186,780,983             32,829,298
                                                                                   ------------           ------------
     PROPERTY AND EQUIPMENT-Net ................................................     45,739,317             31,786,011
                                                                                   ------------           ------------
OTHER ASSETS:
       Station investment note receivable-related party ........................        500,000                500,000
       Station investment notes receivable .....................................     40,876,686             48,597,338
       Intangible assets-net:
           Goodwill.............................................................     97,441,817             66,463,708
           FCC licenses.........................................................     58,230,700             45,023,219
           Other intangible assets .............................................     22,211,917             15,863,918
       Deposits and other long-term assets .....................................     25,437,610              7,732,337
       Restricted cash..........................................................     18,000,000
       Net assets held under exchange agreement - net ..........................     46,824,928
                                                                                   ------------           ------------
              Total other assets................................................    309,523,658            184,180,520
                                                                                   ------------           ------------
TOTAL...........................................................................   $542,043,958           $248,795,829
                                                                                   ============           ============




       See notes to condensed consolidated unaudited financial statements.


                                    AMERICAN RADIO SYSTEMS CORPORATION
                                       CONSOLIDATED BALANCE SHEETS
                                               (Continued)






                                                                                    June 30, 1996     December 31, 1995
                                                                                  -----------------  --------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Current maturities of long-term debt ....................................   $     296,850       $     355,283
       Accounts payable and accrued expenses ...................................      12,625,952           8,577,068
           Accrued compensation ................................................       2,447,277           1,318,006
           Accrued interest ....................................................       6,318,251             513,880
           Current redeemable Common Stock .....................................          19,460              19,460
                                                                                   -------------       -------------
           Total current liabilities ...........................................      21,707,790          10,783,697
                                                                                   -------------       -------------
   DEFERRED INCOME TAXES .......................................................      10,240,144           7,899,090
                                                                                   -------------       -------------
   OTHER LONG-TERM LIABILITIES .................................................       1,843,035           1,929,307
                                                                                   -------------       -------------
   LONG-TERM DEBT ..............................................................     174,788,771         152,148,939
                                                                                   -------------       -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
       Preferred Stock; $.01 par value; 1,000,000 shares authorized
           Convertible Exchangeable Preferred Stock; 137,500 shares
           issued and outstanding (represented by 2,750,000
           depositary shares) liquidation preference $1,000 ....................           1,375
       Class A Common Stock; $.01 par value; 25,000,000 shares
           authorized;  12,548,130 and 6,645,862 shares issued and
           outstanding, respectively ...........................................         125,481              66,459
       Class B Common Stock; $.01 par value; 10,000,000  shares
           authorized;  5,350,403 and 5,938,050 shares issued and
            5,331,954   and 5,919,601 shares outstanding                                  53,320              59,196
       Class C Common Stock; $.01 par value 6,000,000 shares
          authorized;  1,295,518 and 1,795,518 shares issued and
          outstanding, respectively ............................................          12,955              17,955
       Additional paid-in capital ..............................................     326,505,816          92,637,379
       Unearned compensation ...................................................        (343,881)           (391,206)
       Dividends payable .......................................................         133,681
       Capital deficiency upon combination .....................................                         (21,709,164)
       Retained earnings .......................................................       7,413,644           5,792,350
                                                                                   -------------       -------------
           Total ...............................................................     333,902,391          76,472,969
       Less:
           Treasury stock, at cost, 18,449 shares ..............................        (438,173)           (438,173)
                                                                                   -------------       -------------
           Total stockholders' equity...........................................     333,464,218          76,034,796
                                                                                   -------------       -------------
   TOTAL .......................................................................   $ 542,043,958       $ 248,795,829
                                                                                   =============       =============

       See notes to condensed consolidated unaudited financial statements.


                                    AMERICAN RADIO SYSTEMS CORPORATION
                                    CONSOLIDATED STATEMENTS OF INCOME




                                                     Three Months Ended June 30,     Six Months Ended June 30,
                                                     ---------------------------     -------------------------
                                                        1996           1995            1996            1995
                                                        ----           ----            ----            ----

NET REVENUES ...................................   $ 37,777,313    $ 24,671,729    $ 61,425,564    $ 44,513,456
OPERATING EXPENSES:
  Operating expenses excluding depreciation
    and amortization and corporate general and
     administrative expenses ...................     27,122,102      16,996,264      45,696,355      32,618,460
  Depreciation and amortization ................      2,638,786       3,280,333       4,838,980       6,041,617
  Corporate general and administrative .........      1,259,006         697,644       2,340,282       1,483,741
                                                   ------------    ------------    ------------    ------------
  Total Operating Expenses .....................     31,019,894      20,974,241      52,875,617      40,143,818
                                                   ------------    ------------    ------------    ------------
OPERATING INCOME ...............................      6,757,419       3,697,488       8,549,947       4,369,638
OTHER INCOME (EXPENSE):
  Interest income ..............................      1,522,914         168,113       3,640,367         257,021
  Interest expense .............................     (4,261,296)     (2,703,440)     (8,963,516)     (5,885,084)
  Gain (loss) on sale of assets and other ......         (1,301)        (35,575)        (35,935)     11,559,032
                                                   ------------    ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE) ...................     (2,739,683)     (2,570,902)     (5,359,084)      5,930,969
                                                   ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES .....................      4,017,736       1,126,586       3,190,863      10,300,607
  Provision for income taxes ...................      1,807,152         451,438       1,435,888       4,418,625
                                                   ------------    ------------    ------------    ------------
NET INCOME .....................................      2,210,584         675,148       1,754,975       5,881,982
 Redeemable common and preferred stock dividends       (133,681)       (296,495)       (133,681)       (815,040)
                                                   ------------    ------------    ------------    ------------
NET INCOME APPLICABLE TO COMMON SHARES .........   $  2,076,903    $    378,653    $  1,621,294    $  5,066,942
                                                   ============    ============    ============    ============

 Earnings per common share......................   $        .10    $        .03    $        .09   $         .50
 Weighted average common share and share
   equivalents outstanding......................     20,141,921      10,862,862      19,025,668      10,081,065









       See notes to condensed consolidated unaudited financial statements.


                                    AMERICAN RADIO SYSTEMS CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Six Months Ended      Six Months Ended
                                                                                       June 30, 1996         June 30, 1995
                                                                                     ----------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income .....................................................................      $   1,754,975       $   5,881,982
   Adjustments  to reconcile net income to cash (used for)
    provided by operating activities:
    Net barter revenue..........................................................           (421,941)           (152,034)
    Depreciation and amortization ..............................................          4,838,980           6,041,617
    Other changes not affecting cash ...........................................          2,725,240           3,012,980
    Loss (gain) on sale of assets ..............................................             35,935         (11,559,032)
    Net changes in operating assets and liabilities ............................        (14,456,370)         (1,698,995)
                                                                                      -------------       -------------
         Cash provided by (used for) operating activities ......................         (5,523,181)          1,526,518

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchase of property and equipment and intangible assets .......         (7,336,077)         (3,016,859)
   Proceeds from radio station sales ...........................................         18,000,000          15,283,301
   Payments for radio station acquisitions .....................................        (67,777,254)        (12,000,000)
    Payments for tower related acquisitions ....................................         (5,044,765)
    Payments for station investment notes receivable ...........................        (27,779,348)         (9,750,000)
    Repayment of station investment note receivable ............................               --             3,000,000
    Deposits and other long-term assets ........................................        (23,705,273)        (19,174,939)
                                                                                      -------------       -------------
       Cash used for investing activities ......................................       (113,642,717)        (25,658,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under Credit Agreement ...........................................               --            24,500,000
   Repayments under Credit Agreement ...........................................       (151,500,000)        (54,000,000)
   Net proceeds from equity offerings and options ..............................        248,197,794          71,371,507
   Net proceeds from debt offering - net of discount ...........................        168,321,387
   Redemption of senior common stock ...........................................               --           (14,850,173)
   Repayments of other obligations .............................................           (567,669)         (1,120,462)
                                                                                      -------------       -------------
       Cash provided by financing activities ...................................        264,451,512          25,900,872

INCREASE IN CASH AND CASH EQUIVALENTS ..........................................        145,285,614           1,768,893

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................          3,889,720           3,168,298
                                                                                      -------------       -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................      $ 149,175,334       $   4,937,191
                                                                                      =============       =============



       See notes to condensed consolidated unaudited financial statements.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation - The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1995 and the notes thereto included in the Company's Annual Report on Form 10-K.

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

     In October 1995, the Financial Accounting Standards Board issued FAS No. 123, "Accounting for Stock-Based Compensation," (FAS 123) which is effective for the Company beginning January 1, 1996. FAS 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required information regarding the pro forma effect of FAS 123 on net income and earnings per share in the Company's Annual Report on Form 10-K for the year ended December 31,1996.

     In connection with accounting for the combination, the Predecessor Entities' accumulated deficits or retained earnings at November 1, 1993 were carried forward into the Company in the form of a permanent capital deficiency account. Effective January 1, 1996 the Company reclassified the balance of the capital deficiency upon combination against additional paid-in capital.

3. Per Share data - Earnings per common share is based on the number of common shares outstanding during the period as adjusted for dilutive stock options and warrants. Fully diluted earnings per share amounts are not reported separately as the effects are not dilutive.

4. Offerings - In June 1996, the Company consummated an offering of 2,750,000 Depositary shares including 250,000 Depositary shares sold pursuant to the underwriter's overallotment option, each representing ownership of one-twentieth of a share of 7% Convertible Exchangeable Preferred Stock, $1,000 liquidation preference ("Convertible Preferred Stock") to a group of qualified institutional investors in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. Shares of Convertible Preferred Stock are convertible at the option of the holder at any time, unless previously redeemed or exchanged, into shares of Class A Common Stock, par value $.01 per share, of the Company at a conversion price of $42.50 per share of Class A Common Stock (equivalent to a conversion rate of 1.1765 shares of Class A Common Stock per Depositary Share), subject to adjustment in certain events.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)


4. Offerings - (continued): The Convertible Preferred Stock is redeemable, in whole or in part, at the option of the Company, for cash at any time after July 15, 1999, initially at $1,049 per share ($52.45 per Depositary Share), declining ratably immediately after July 15 of each year thereafter to a redemption price of $1,000 per share ($50 per Depositary Share) after July 15, 2006, plus in each case accrued and unpaid dividends. The Convertible Preferred Stock will be exchangeable, subject to certain conditions, at the option of the Company, in whole but not in part, on any dividend payment date commencing June 30, 1997 for the Company's 7% Convertible Subordinated Debentures due 2011 (the "Exchange Debentures") at a rate of $1,000 principal amount of Exchange Debentures for each share of Convertible Preferred Stock ($50 principal amount for each Depositary Share).

     Dividends on the Convertible Preferred Stock will be cumulative at an annual rate of 7% (equivalent to $3.50 per Depositary Share), accruing from the date of original issuance (June 25, 1996) and will be payable quarterly in arrears on March 31, June 30, September 30, and December 31, commencing September 30, 1996. The Company's ability to pay dividends is restricted under the terms of the Subordinated Notes discussed below and is prohibited during the existence of a default under the Company's 1995 Credit Agreement or the Subordinated Notes. Approximately $0.2 million of dividends are accrued and unpaid as of June 30, 1996. Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $132.8 million. Proceeds from the offering were used to fund acquisitions.

     In February 1996, the Company consummated an offering (the "Equity Offering") of 5,514,707 shares of Class A Common Stock at an offering price of $27 per share. The total shares issued pursuant to the Equity offering consisted of 4,000,000 shares sold by the Company, 1,013,370 shares by selling shareholders and an additional 501,337 shares sold by the Company pursuant to the exercise of the underwriters' over-allotment option. Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $114.5 million.

     Concurrent with the Equity Offering, the Company sold $175,000,000 of 9% Senior Subordinated Notes due 2006 (the "Subordinated Notes") at a discount of $1,419,250 to yield 9.125% (the "Debt Offering"). As of June 30, 1996 the Subordinated Notes aggregated $173,618,203 net of an unamortized discount of $1,381,797. Interest is payable semi-annually on February 1 and August 1 with the face amount of the Subordinated Notes due on February 1, 2006. The Subordinated Notes are redeemable at the option of the Company, in whole or in part at any time on or after February 1, 2001 and prior to maturity at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest, if any, to but excluding the redemption date, if redeemed during the 12 month period beginning February 1 of the years indicated: 2001 - 104.5%; 2002 - 103.0%; 2003 - 101.5%; 2004 and thereafter - 100.0%. Notwithstanding the foregoing, at any time prior to February 1, 1999, the Company may redeem up to $58.3 million principal amount of the Subordinated Notes from the net proceeds of a public equity offering (as defined in the Subordinated Notes) at a redemption price equal to 109.0% of the principal amount thereof plus accrued and unpaid interest, if any, to the Redemption Date; provided that at least $116.7 million principal amount of the Subordinated notes remain outstanding immediately after the occurrence of any such redemption. The Subordinated Notes are subordinate in right of payment to the prior payment in full of all obligations under the 1995 Credit Agreement. The Subordinated Notes contain certain covenants including, but not limited to, limitations on sales of assets, dividend payments, future indebtedness and issuance of preferred stock and require an offer to purchase in the event of a Change of Control (as defined). Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $167.3 million.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)


4. Offerings - (continued): Proceeds from the Debt and Equity Offerings were used to repay all the outstanding borrowings under the 1995 Credit Agreement with the balance, approximately $131.0 million, held initially in short-term interest-bearing securities, and used thereafter to fund future acquisitions.

5. Acquisitions - In May 1996, the Company consummated the acquisitions of WTIC-AM and WTIC- FM in Hartford, Connecticut. In August 1995, the Company had entered into a series of transactions with the owner of those stations and certain affiliates, pursuant to which, among other things, the Company agreed to purchase the assets of the stations for approximately $39.0 million, including approximately $1.1 million of working capital, and an obligation to make payments aggregating approximately $8.5 million pursuant to a consulting and non-competition agreement with an affiliate of the owner of the stations. The Company also paid $1.0 million for a one-year option to purchase for $1.00 the New England Weather Service (which provides weather information to subscribers). In August 1995, the Company was prevented under the then current Federal Communications Commission ("FCC") regulations from acquiring these stations, and therefore loaned an aggregate of $35.5 million to the owner of such stations and an affiliate thereof and made a $2.0 million escrow deposit. The escrow deposit, $27.0 million of the aggregate loans and $1.1 million of available cash were utilized to finance the acquisition. The remaining $8.5 million loan was used to satisfy the Company's obligations under the consulting and non-competition agreement. The Company also paid $3.5 million to purchase the tower of one of the stations in October 1995.

     In May 1996, the Company consummated the transactions contemplated by a merger agreement with Marlin Broadcasting, Inc. ("Marlin"). American acquired WFLN-FM in Philadelphia, Pennsylvania, WQRS-FM in Detroit, Michigan and WTMI-FM in Miami, Florida for an aggregate purchase price of approximately $58.5 million, together with the assumption of approximately $9.0 million of long-term debt which was paid in full at closing. The acquisition was financed through a $4.0 million escrow deposit and available cash. The principal stockholder of Marlin immediately thereafter acquired WTMI-FM from the Company for approximately $18.0 million in cash. Proceeds from the sale of WTMI-FM are held as restricted cash in an escrow account pursuant to an Internal Revenue Code like- kind exchange agreement. The Company is retaining certain Philadelphia real estate and tower assets valued at approximately $3.0 to 4.0 million. In June 1996, the Company entered into an agreement with an unaffiliated party pursuant to which it will exchange the assets of the Philadelphia station for two stations in Sacramento and the Detroit station for approximately $20.0 million in cash. This party began programming the Philadelphia and Detroit stations under a local marketing agreement ("LMA") in June 1996. See Note 6 - "Other Transactions - Sacramento." The net assets and liabilities included in this exchange agreement are classified as net assets held under exchange agreement.

     In April 1996, American Tower Systems, Inc. ("the Tower Subsidiary") acquired BDS Communications, Inc. and BRIDAN Communications Corporation for approximately $9.1 million which consisted of 257,495 shares of the Company's Class A Common Stock valued at approximately $7.4 million and the assumption of approximately $1.7 million of long-term debt, of which approximately $1.5 million was paid at closing. BDS Communications owned three towers in Pennsylvania and BRIDAN Communications managed or had sublease agreements on approximately forty tower sites located throughout the Mid- Atlantic region.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)

5.   Acquisitions - (continued)

     In February 1996, the Tower Subsidiary acquired Skyline Communications and Skyline Antenna Management for approximately $3.3 million which consisted of 26,989 shares of Class A Common Stock valued at approximately $0.8 million, $2.2 million in cash and the assumption of approximately $0.3 million of long-term debt, which was paid in full at closing. Skyline Communications owned eight towers, six of which are in West Virginia and the remaining two in northern Virginia. Skyline Antenna Management managed more than 200 antenna sites, primarily in the northeast region of the United States.

     The above acquisitions have been accounted for by the purchase method of accounting. The purchase price has been allocated to the assets acquired, principally intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill.

     The operating results of these acquisitions are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred as of January 1, 1995 and 1996 after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1995 and 1996 or of results which may occur in the future.

     In thousands, except per share data:

                                         Six Months Ended    Six Months Ended
                                         ----------------    ----------------
                                           June 30,1996        June 30, 1995
                                           ------------        -------------

Net revenues..............................   $  65,795          $  49,206
Income before extraordinary items.........       2,704             11,007
Net income................................       1,487              6,712
Net income applicable to common
    stockholders..........................       1,353              5,897
Net income per common share...............   $     .07          $     .57


6. Other transactions - During the first six months of 1996, the Company agreed to purchase (or is in the process of negotiating agreements to purchase) additional stations as follows:

     Baltimore: In June 1996, the Company entered into an agreement to purchase WBGR-AM serving Baltimore, Maryland for a purchase price of approximately $2.8 million. Subject to the receipt of FCC approval, this acquisition is expected to be consummated in the third quarter of 1996.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)


6.   Other transactions - (continued)

     Buffalo: In March 1996, the Company loaned Palm Beach Radio Broadcasters, Inc. ("PBRB") approximately $8.0 million to finance the acquisition of WBLK-FM in Buffalo, New York. The Company has an option to acquire, and a right of first refusal with respect to the station. The Company intends to exercise its option to acquire, subject to FCC approval, the station, using proceeds from the loan, and such acquisition is expected to be consummated late in the third quarter of 1996.

     Dayton: In January 1996, the Company entered into a nonbinding letter of intent to acquire for approximately $12 million two FM stations (WLQT-FM and WDOL-FM) in Dayton, Ohio. Because of then existing FCC regulations, American assigned its rights under the letter of intent to PBRB which entered into the definitive purchase and sale agreement with the owner of the stations. In March 1996, the Company loaned PBRB approximately $12.0 million to finance the acquisition and has an option to purchase the stations. The Company intends to exercise its option to acquire the stations with proceeds from the loan. Subject to the receipt of FCC approval, this acquisition is expected to be consummated in the third quarter of 1996.

     Sacramento: In June 1996, the Company entered into an agreement to exchange WFLN-FM in Philadelphia, Pennsylvania and WQRS-FM in Detroit, Michigan which was acquired as part of the Marlin transaction, for the assets of KSFM-FM and KMJI-AM in Sacramento, California and approximately $20.0 million in cash, respectively. In May 1996, the Company began managing the Sacramento stations pursuant to an LMA. In June 1996, the owner of the Sacramento stations began managing WFLN-FM and WQRS-FM pursuant to an LMA. Subject to the receipt of FCC approval, the Company expects to consummate the transaction in the third quarter of 1996. (See Note 7).

     In May 1996, the Company entered into an agreement to acquire KSSJ-FM in Sacramento, California for a purchase price of approximately $13.5 million. (See Note 7).

     In April 1996, the Company entered into agreements to acquire the assets of KMZQ-FM, KXTE-FM, (formerly KFBI-FM), and KVEG-AM in Las Vegas, Nevada for approximately $30.0 million in cash. Subject to the receipt of FCC approval, the Company expects to consummate the acquisition in the third quarter of 1996.

     Rochester: In February 1996, the Company entered into an agreement to acquire two FM (WVOR-FM and WPXY-FM) stations and two AM (WHAM-AM and WHTK-AM) stations serving the Rochester, New York market for a purchase price of approximately $30.5 million. On May 17, 1996, the Company and the seller received requests for additional information about the acquisition from the Antitrust Division of the U.S. Division of the U.S. Department of Justice. Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the regulations thereunder, the Rochester acquisition may not be consummated until 20 days after the Company and the seller have substantially complied with such additional information requests. Although the Company believes the acquisition complies with the antitrust laws, the Department of Justice or others could take action under the antitrust laws to enjoin or otherwise challenge such acquisition. There can be no assurance that such a challenge will not be made or, if made, will not be successful. (See Note 7).

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)


6.   Other transactions - (continued)

     West Palm Beach: In March 1996, the Company loaned PBRB $7.2 million to finance the acquisition of WHLG-FM and WSTU-AM. The Company has an option to acquire, and a right of first refusal with respect to, the stations. The Company intends to exercise its option to acquire, subject to FCC approval, the FM station, with proceeds from the loan, and such acquisition is expected to occur in the third quarter of 1996.

     As of June 30, 1996 the Company had deposits totaling $23.4 million relating to pending acquisitions.

7. Subsequent events - Subsequent to June 30, 1996, the Company agreed to purchase (or is in the process of negotiating agreements to purchase) additional stations as follows:

     Charlotte, Kansas City, Philadelphia, Pittsburgh, New Orleans, Sacramento, Seattle, and St. Louis:

     In August 1996, the Company entered into a merger agreement with EZ Communications, Inc. (EZ) pursuant to which the Company will acquire all of the outstanding stock of EZ for approximately $665.4 million consisting of 8,659,849 shares of the Company's Class A Common Stock, valued at approximately $338.8 million, approximately $113.0 million in cash and the assumption of approximately $213.6 million of long-term debt. EZ owns and/or manges twenty-two radio stations in eight markets as follows:
     WSOC-FM and WSSS-FM in Charlotte, North Carolina; KFKF-FM, KBEQ-AM/FM in Kansas City, Missouri; WIOQ-FM and WUSL-FM in Philadelphia, Pennsylvania; WBZZ -FM and WZPT-FM in Pittsburgh, Pennsylvania; WRNO-FM, WEZB-FM and WBYU-AM in New Orleans, Louisiana; KNCI-FM, KRAK-FM and KHTK-AM in Sacramento, California; KZOK-FM, KMPS-AM/FM and KYCW-FM in Seattle, Washington and KYKY-FM and KSD-AM/FM in St. Louis, Missouri. EZ is a party to an asset exchange agreement which is expected to be consumated prior to the merger, pursuant to which EZ will exchange the New Orleans stations for KBKS-FM and KRPM-FM in Seattle. Because of existing FCC regulations and the number of stations the Company has or plans to acquire in the Sacramento, California market, the Company currently intends to dispose of KSSJ-FM, KQPT-FM, KMJI-AM, (see Notes 6 and "Sacramento below") although definitive purchase and/or swap agreements have not yet been consummated. Subject to the receipt of shareholder and FCC approval, the Company expects to consummate this merger in the first quarter of 1997. In the event that EZ terminates the merger agreement within the first 30 days of signing the merger agreement because of fiduciary duties relating to another offer, the Company has the right to receive a liquidated damages payment of $15.0 million. Thereafter, the Company will have the right, in the same circumstance, to receive liquidated damages of $15.0 million or, at the Company's option, $10.0 million and the right to purchase all of the EZ radio stations in any one market at fair market value.

     Fresno, Omaha, Portland and Sacramento: In July 1996, the transaction contemplated by a Merger Agreement by and between the Company and Henry
     Broadcasting Company ("HBC") were consummated. Pursuant thereto, the Company acquired KUFO-FM and KBBT-AM in Portland, Oregon, KYMX-FM and KCTC-AM in Sacramento, California, KGOR-FM and KFAB-AM in Omaha, Nebraska, and KSKS-FM, KKDJ-FM, and KMJ-AM in Fresno, California, for an aggregate purchase price of approximately $110.4 million. The acquisition was financed through a $5.0 million escrow deposit, the issuance of 1,879,034 shares of Class A Common Stock valued at approximately $64.0 million, approximately $5.4 million in available cash, together with the assumption of approximately $36.0 million in long term debt, which was paid by the Company at closing. As part of a related transaction with the principal stockholder of HBC, the Company acquired certain real estate used in the business of HBC for approximately $2.0 million in cash and obtained a five-year option to acquire certain other real estate for a purchase price of approximately $1.0 million.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)


7.   Subsequent events - (continued)

     Buffalo: In August 1996, the Company acquired the assets of WSJZ-FM in Buffalo, New York for a purchase price of approximately $12.5 million. The Company has been managing the station pursuant to an LMA since April 1996. The acquisition was financed through $0.5 million escrow deposit and available cash.

     Boston, Worcester: In July 1996, the Company entered into an agreement to purchase the assets of WAAF-FM and WWTM-AM in Worcester, Massachusetts for approximately $24.8 million in cash. The Company began managing the stations pursuant to an LMA in August 1996. Subject to the receipt of FCC approvals, the Company expects to consummate this acquisition in the first quarter of 1997.

     Fresno: In July 1996, the Company entered into an agreement to purchase the assets of KNAX-FM and KRBT-FM in Fresno, California for approximately $11.0 million in cash. The Company began managing the stations pursuant to an LMA in August 1996. Subject to the receipt of FCC approvals, the Company expects to consummate this acquisition in the first quarter of 1997.

     In July 1996, the Company entered into an agreement to purchase the assets of KOQO-AM/FM in Fresno, California for approximately $6.0 million in cash. The Company began managing the stations pursuant to an LMA in August 1996. Subject to the receipt of FCC approvals, the Company expects to consummate this acquisition in the first quarter of 1997.

     Las Vegas: In July 1996, the Company acquired the assets of KMBX-FM (formerly KMJZ-FM), in Las Vegas, Nevada for approximately $8.0 million. The Company had been managing the station pursuant to a LMA since April 1996. The acquisition was financed through a $1.2 million escrow deposit, $0.3 million in prepaid LMA fees, the forgiveness of a $0.1 million note payable and available cash.

     In July 1996, the Company acquired the assets of KLUC-FM and KXNO-AM, serving Las Vegas, Nevada for approximately $11.0 million. The acquisition was financed through a $1.0 million escrow deposit and available cash.

     Portland and San Jose: In August 1996, the Company acquired the assets of KUPL-FM and KKJZ-FM in Portland, Oregon and KSJO-FM and KUFX-FM in San Jose, California for approximately $103.0 milllion. The acquisition was financed through a $5.0 million escrow deposit, $18.0 million in restricted cash and $80.0 million in borrowings under the 1995 credit agreement.

     Portland: In July 1996, the Company acquired the assets of KDBX-FM, in Portland for a purchase price of approximately $14.0 million. The acquisition was financed through a $0.5 million escrow deposit and available cash. As part of the consideration for the transaction, the Company also assigned its purchase option and right of first refusal with respect to the sale of assets or stock of Back Bay Radio Broadcasters, Inc., an unaffiliated party.

     Rochester: In July 1996, the Company loaned the owner of WVOR-FM, WPXY-FM, WHAM-AM and WHTK-AM approximately $28.5 million. The loan is collateralized by the assets of the stations, bears interest payable quarterly at the rate of 16% per annum and matures in June 2001. Subject to the receipt of the necessary approvals, the Company will use proceeds from the loan to finance the acquisition. (See Note 6).

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)



7.   Subsequent events - (continued)

     Sacramento: In July 1996, the Company acquired the assets of KSTE-AM serving Rancho Cordova, California for approximately $7.25 million. The acquisition was financed through a $0.35 million escrow deposit and available cash. The Company managed the station pursuant to a LMA from April 1996 to July 1996. See West Palm Beach below.

     In July 1996, the Company entered into an agreement to purchase the assets of KXOA-AM/FM and KQPT-FM in Sacramento, California for approximately $50.0 million in cash. The Company began managing the stations pursuant to an LMA in August 1996. Subject to the receipt of FCC approvals, the Company expects to consummate the acquisition of KXOA-AM/FM in the first quarter of 1997.

     San Jose: In August 1996, the Company entered into an agreement to purchase the assets of KBAY-FM and KKSJ-AM in San Jose, California for approximately $30.0 in cash. The Company will manage the stations pursuant to an LMA prior to the consummation of the acquisition. Subject to the receipt of FCC approvals, the Company expects to consummate the acquisition in the first quarter of 1997.

         West Palm Beach: In July 1996, the Company entered into an asset exchange agreement to exchange the assets of KSTE-AM in Sacramento, California plus $33.0 million in cash for the assets of WEAT-FM, WEAT-AM and WOLL-FM in West Palm Beach, Florida. The party to the exchange agreement began managing KSTE-AM pursuant to an LMA and the Company began managing the West Palm stations pursuant to an LMA in August 1996. Subject to the receipt of FCC approvals, the Company expects to consummate the exchange in the first quarter of 1997.

     The Company is also pursuing the acquisitions of additional radio stations and tower related businesses, none of which have definitive purchase agreements.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)



8.   Subsidiary Guarantees

     The Company's payment obligations under the Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Subsidiary Guarantees"), on a senior subordinated basis by its wholly owned subsidiary American Radio Systems License Corp. ("ARSLC") and any future Restricted Subsidiaries (collectively "Restricted Guarantors"). ARSLC has also and unconditionally guaranteed on a joint and several basis (collectively, the "Subsidiary Guarantees"), and any future Subsidiaries will be required to guarantee, all obligations of the Company under the 1995 Credit Agreement. The Tower Subsidiary has not guaranteed obligations under the 1995 Credit Agreement or the Subordinated Notes.

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

     The following unaudited condensed consolidating financial data illustrates the composition of the combined Guarantors. Separate complete financial statements of the respective Subsidiary Guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors. No single Subsidiary
     Guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness described above.

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



                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                   (Continued)




8.       Subsidiary Guarantees - (continued)



                                  Condensed Consolidating Balance Sheet
                                              June 30, 1996
                                          (Dollars in thousands)


                                                    Parent and       Guarantor    Non-guarantor                    Consolidated
                                                   its Divisions    Subsidiary    Subsidiary       Eliminations        Totals
                                                   -------------    ----------    -------------    ------------    ------------

ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                      $149,123                       $     52                          $149,175
      Prepaid expenses and other current assets         3,270                             10                             3,280
      Note receivable - other                           1,136                                                            1,136
      Deferred income taxes                             1,162                                                            1,162
                                                     --------        --------       --------         ---------        --------
         Total current assets                         186,520            --              261             --            186,781

   PROPERTY AND EQUIPMENT, NET                         35,195                         10,544                            45,739
   OTHER ASSETS:
      Investment in and advances to Subsidiaries       79,810                                        $(79,810)            --
      Station investment notes receivable              41,376                                                           41,376
      Goodwill - net                                   87,517                          9,925                            97,442
      FCC licenses - net                                             $ 58,231                                           58,231
      Other intangible assets - net                    20,215                          1,997                            22,212
      Deposits and other long-term assets              25,370                             68                            25,438
      Restricted cash                                  18,000                                                           18,000
      Net assets held under exchange agreement-net     46,825                                                           46,825
                                                     --------        --------       --------         ---------        --------
         Total other assets                           319,113          58,231         11,990          (79,810)         309,524
                                                     --------        --------       --------         ---------        --------
   TOTAL ASSETS                                      $540,828        $ 58,231       $ 22,795         $(79,810)        $542,044
                                                     ========        ========       ========         =========        ========



                                      AMERICAN RADIO SYSTEMS CORPORATION
                        NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                                  (Continued)



8.       Subsidiary Guarantees - (Continued)



                                  Condensed Consolidating Balance Sheet
                                              June 30, 1996
                                          (Dollars in thousands)



                                                    Parent and       Guarantor    Non-guarantor                    Consolidated
                                                   its Divisions    Subsidiary    Subsidiary       Eliminations        Totals
                                                   -------------    ----------    -------------    ------------    ------------


   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Current maturities of long-term deb           $     282                       $     15                          $    297
      Accounts payable and accrued expenses            20,955                            455                            21,410
                                                     --------        --------       --------         ---------        --------
      Total current liabilities                        21,237                            470                            21,707

   NON-CURRENT LIABILITIES
      Deferred income taxes                            10,031                            210                            10,241
      Other long-term liabilities                       1,826                             17                             1,843
      Long-term debt                                  174,270                            519                           174,789
                                                     --------        --------       --------         ---------        --------
         Total non-current liabilities                186,127                            746                           186,873

   STOCKHOLDERS'  EQUITY
      Preferred Stock                                       1                                                                1
      Common Stock                                        192                                                              192
      Additional paid-in capital                      326,506       $  58,231          21,665        $(79,896)         326,506
      Retained earnings                                 7,413                            (86)              86            7,413
      Treasury stock                                     (438)                                                            (438)
      Unearned compensation                              (344)                                                            (344)
      Dividends payable                                   134                                                              134
                                                     --------        --------       --------         ---------        --------
         Total stockholders' equity                   333,464          58,231         21,579          (79,810)         333,464
                                                     --------        --------       --------         ---------        --------
   TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                         $540,828        $ 58,231       $ 22,795         $(79,810)       $ 542,044
                                                     ========        ========       ========         =========        ========




                                      AMERICAN RADIO SYSTEMS CORPORATION
                        NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                                  (Continued)



8.       Subsidiary Guarantees - (Continued)


                             Condensed Consolidating Statement of Operations
                                  For the Six Months Ended June 30, 1996
                                          (Dollars in thousands)

                                                    Parent and        Guarantor    Non-guarantor                    Consolidated
                                                   its Divisions     Subsidiary    Subsidiary(a)    Eliminations       Totals
                                                   -------------    -------------  -------------    ------------    ------------

    Net broadcast revenues                          $  60,206                                                         $ 60,206
    Tower revenues                                        400                       $    820                             1,220
    License fees charged to Parent                     (1,030)          1,030                                             --
                                                     --------        --------       --------         ---------        --------
    Total net revenues                                 59,576           1,030            820                            61,426

      Operating expenses excluding
        depreciation and amortization and
        corporate general and administrative
        expenses                                       44,999               4            693                            45,696
      Depreciation and amortization                     3,490           1,026            323                             4,839
      Corporate general and administrative              2,340                                                            2,340
                                                     --------        --------       --------         ---------        --------
    Operating income (loss)                             8,747                           (196)                            8,551

    Other income (expense):
      Interest income                                   3,638                              2                             3,640
      Interest expense                                 (8,953)                           (11)                           (8,964)
      Gain (loss) on sale of assets and other             (36)                                                             (36)
      Equity in (loss) of subsidiaries, net of
      income taxes recorded at the
      subsidiary level                                   (113)                                            113             --
                                                     --------        --------       --------         ---------        --------
    Income (loss) before income taxes                   3,283                           (205)             113            3,191
      Provision (benefit) for income taxes              1,528                            (92)                            1,436
                                                     --------        --------       --------         ---------        --------
    Net income (loss)                                   1,755                           (113)             113            1,755
    Preferred stock dividends                            (134)                                                            (134)
                                                     --------        --------       --------         ---------        --------
    Net income applicable to common shares
                                                     $  1,621        $    --        $   (113)       $     113         $  1,621
                                                     ========        ========       =========       =========         ========




                                      AMERICAN RADIO SYSTEMS CORPORATION
                        NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                                  (Continued)



8.       Subsidiary Guarantees - (Continued)


                             Condensed Consolidating Statement of Operations
                                 For the Three Months Ended June 30, 1996
                                          (Dollars in thousands)


                                                    Parent and        Guarantor    Non-guarantor                    Consolidated
                                                   its Divisions     Subsidiary    Subsidiary(a)    Eliminations       Totals
                                                   -------------    -------------  -------------    ------------    ------------

    Net broadcast revenues                          $  37,037                       $    546                          $ 37,583
    Tower revenues                                        194                                                              194
    License fees charged to Parent                       (527)            527                                               --
                                                     --------        --------       --------         ---------        --------
    Total net revenues                                 36,704        $    527            546                            37,777

      Operating expenses excluding
        depreciation and amortization and
        corporate general and administrative
        expenses                                       26,681               2            439                            27,122
      Depreciation and amortization                     1,902             525            212                             2,639
      Corporate general and administrative              1,259                                                            1,259
                                                     --------        --------       --------         ---------        --------
    Operating income (loss)                             6,862                           (105)                            6,757

    Other income (expense):
      Interest income                                   1,523                                                            1,523
      Interest expense                                 (4,252)                            (9)                           (4,261)
      Gain (loss) on sale of assets and other              (1)                                                              (1)
      Equity in (loss) of subsidiaries, net of
      income taxes recorded at the
      subsidiary level                                    (63)                                       $     63               --
                                                     --------        --------       --------        ---------         --------
    Income (loss) before income taxes                   4,069                           (114)              63            4,018
    Provision (benefit) for income taxes                1,858                            (51)                            1,807
                                                     --------        --------       --------        ---------         --------
    Net income (loss)                                   2,211                       $    (63)              63            2,211
                                                     --------        --------       --------        ---------         --------
    Preferred stock dividends                            (134)                                                            (134)
                                                     --------        --------       --------        ---------         --------
    Net income applicable to common shares           $  2,077              --             --               --         $  2,077
                                                     ========        ========       ========        =========         ========




                                      AMERICAN RADIO SYSTEMS CORPORATION
                        NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                                  (Continued)



8.       Subsidiary Guarantees - (Continued)


                             Condensed Consolidating Statement of Cash Flows
                                  For the Six Months Ended June 30, 1996
                                          (Dollars in thousands)



                                                    Parent and       Guarantor    Non-guarantor                    Consolidated
                                                   its Divisions    Subsidiary    Subsidiary       Eliminations        Totals
                                                   -------------    ----------    -------------    ------------    ------------

     Cash flows provided by (used for) operating
        activities                                  $  (6,184)                      $    661                         $  (5,523)

     Investing Activities:
       Payments for purchase of property and
             equipment and intangible assets           (4,542)                        (2,795)                           (7,337)
       Proceeds from radio station sales               18,000                                                           18,000
       Payments for radio station acquisitio          (67,777)                                                         (67,777)
       Payments for  tower related acquisitions                                       (5,045)                           (5,045)
       Payments for station investment notes
            receivable                                (27,779)                                                         (27,779)
       Deposits and other long-term assets            (23,651)                           (54)                          (23,705)
                                                     --------        --------       --------        ---------         --------
     Cash flows used by investing activitie          (105,749)                        (7,894)                         (113,643)
                                                     --------        --------       --------        ---------         --------

     Financing Activities:
       Repayment of Credit Agreements                (151,500)                                                        (151,500)
       Net proceeds from  note offering - net of
             discount                                 168,321                                                          168,321
       Net proceeds from equity offerings and
             options                                  248,198                                                          248,198

       Repayment of other obligations                    (561)                            (7)                              (568)
       Investment in and advances to subsidiaries          --                          7,292            (7,292)              --
                                                     --------        --------       --------         ---------         --------
     Cash flows from financing activities             264,458                          7,285            (7,292)         264,451
                                                     --------        --------       --------         ---------         --------

     Increase in cash and cash equivalents            152,525                             52            (7,292)         145,285

     Cash and cash equivalents at beginning
            of period                                   3,890                             --                              3,890
                                                     --------        --------       --------         ---------         --------
     Cash and cash equivalents at end$of period      $156,415              --       $     52         $  (7,292)        $149,175
                                                     ========        ========       ========         =========         ========





                                      AMERICAN RADIO SYSTEMS CORPORATION
                        NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                                  (Continued)



8.       Subsidiary Guarantees - (Continued)


                                  Condensed Consolidating Balance Sheet
                                            December 31, 1995
                                          (Dollars in thousands)


                                                    Parent and       Guarantor    Non-guarantor                    Consolidated
                                                   its Divisions    Subsidiary    Subsidiary       Eliminations        Totals
                                                   -------------    ----------    -------------    ------------    ------------

    ASSETS

    CURRENT ASSETS:
       Cash and cash equivalents                    $   3,890                                                        $   3,890
       Accounts receivable, net                        24,352                        $    37                            24,389
       Note receivable-other                            1,108                                                            1,108
       Prepaid expenses and other current assets        2,281                                                            2,281
       Deferred income taxes                            1,162                                                            1,162
                                                     --------        --------       --------        ---------        ---------
          Total current assets                         32,793              --             37               --           32,830

    PROPERTY AND EQUIPMENT                             28,040                          3,746                            31,786
    OTHER ASSETS:
       Investment in and advances to subsidiaries      48,771                                       $ (48,771)
       Station investment notes receivable             49,097                                                           49,097
       Goodwill                                        66,464                                                           66,464
       FCC licenses                                                 $  45,023                                           45,023
       Other intangible assets                         15,840                             24                            15,864
       Deposits and other long-term assets              7,718                             14                             7,732
                                                     --------        --------       --------        ---------        ---------
          Total other assets                          187,890          45,023             38          (48,771)         184,180
                                                     --------        --------       --------        ---------        ---------
    TOTAL ASSETS                                     $248,723          45,023         $3,821        $ (48,771)       $ 248,796
                                                     ========        ========       ========        =========        =========




                                      AMERICAN RADIO SYSTEMS CORPORATION
                        NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                                  (Continued)



8.       Subsidiary Guarantees - (Continued)


                                  Condensed Consolidating Balance Sheet
                                            December 31, 1995
                                          (Dollars in thousands)



                                                    Parent and       Guarantor    Non-guarantor                    Consolidated
                                                   its Divisions    Subsidiary    Subsidiary       Eliminations        Totals
                                                   -------------    ----------    -------------    ------------    ------------


    LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Current maturities of long-term debt         $     355                                                       $      355
       Accounts payable and accrued expenses           10,387                       $     42                            10,429
                                                    ---------       ---------       --------        ---------       ----------
          Total current liabilities                    10,742                             42                            10,784

    NON-CURRENT LIABILITIES
       Deferred income taxes                            7,899                                                            7,899
       Other long-term liabilities                      1,923                              6                             1,929
       Long-term debt                                 152,149                                                          152,149
                                                    ---------       ---------       --------        ---------       ----------
          Total non-current liabilities               161,971                              6                           161,977

    STOCKHOLDERS' EQUITY
       Common Stock                                       144                                                              144
       Additional paid-in capital                      70,928       $  45,023          3,746        $ (48,769)          70,928
       Retained earnings                                5,792                             27              (27)           5,792
       Unearned compensation                             (391)                                                            (391)
       Treasury stock                                    (438)                                                            (438
                                                    ---------       ---------       --------        ---------       ----------
          Total stockholders' equity                   76,035          45,023          3,773          (48,796)          76,035
                                                    ---------       ---------       --------        ---------       ----------
    TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                    $ 248,748       $  45,923       $  3,821        $ (48,796)      $  248,796
                                                    =========       =========       ========        =========       ==========




                                      AMERICAN RADIO SYSTEMS CORPORATION
                        NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                                  (Continued)


8.       Subsidiary Guarantees - (Continued)


                             Condensed Consolidating Statement of Operations
                                  For the Six Months Ended June 30, 1995
                                          (Dollars in thousands)




                                                    Parent and        Guarantor    Non-guarantor                    Consolidated
                                                   its Divisions     Subsidiary    Subsidiary(a)    Eliminations       Totals
                                                   -------------    -------------  -------------    ------------    ------------


     Net broadcast revenues                                                         $ 44,513                          $ 44,513
     License fees                                                   $     746           (746)
                                                    ---------       ---------       --------        ---------       ----------
     Total net revenues                                                   746         43,767                            44,513

     Operating expenses excluding depreciation and
       amortization and corporate general and
       administrative expenses                                              3         32,615                            32,618
     Depreciation and amortization                                        743          5,299                             6,042
     Corporate general and administrative                                              1,484                             1,484
                                                    ---------       ---------       --------        ---------       ----------
     Operating income                                                                  4,369                             4,369

     Other income (expense):
       Interest income                                                                   257                               257
       Interest expense                             $     (56)                        (5,829)                           (5,885)
       Gain on sale of assets and other                                               11,559                            11,559
       Equity in (loss) of subsidiaries, net of
         income taxes recorded at the
         subsidiary level                               5,938                             --        $  (5,938)              --
                                                    ---------       ---------       --------        ---------       ----------
     Income before income taxes                         5,882                         10,356           (5,938)          10,300
       Provision for income taxes                                                      4,418                             4,418
                                                    ---------       ---------       --------        ---------       ----------
     Net income                                         5,882                          5,938           (5,938)           5,882
                                                    ---------       ---------       --------        ---------       ----------
       Redeemable common and preferred
         stock dividends                                 (815)                                                            (815)
                                                    ---------       ---------       --------        ---------       ----------
     Net income applicable to common share          $   5,067       $       0       $  5,938        $  (5,938)      $    5,067
                                                    =========       =========       ========        =========       ==========



(a)      Includes American Radio Systems, Inc. (ARSI), a wholly owned subsidiary of the Company until  December 1995.
         Excludes  American Tower Systems, Inc. which commenced operations in July 1995.




                                      AMERICAN RADIO SYSTEMS CORPORATION
                        NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                                  (Continued)


8.       Subsidiary Guarantees - (Continued)


                             Condensed Consolidating Statement of Operations
                                 For the Three Months Ended June 30, 1995
                                          (Dollars in thousands)




                                                    Parent and        Guarantor    Non-guarantor                    Consolidated
                                                   its Divisions     Subsidiary    Subsidiary(a)    Eliminations       Totals
                                                   -------------    -------------  -------------    ------------    ------------


     Net broadcast revenues                                                         $ 24,672                          $ 24,672
     License fees                                                   $     386           (386)                            --
                                                    ---------       ---------       --------        ---------       ----------
     Total net revenues                                                   386         24,286                            24,672

     Operating expenses excluding depreciation and
       amortization and corporate general and
       administrative expenses                                              3         16,993                            16,996
     Depreciation and amortization                                        383          2,897                             3,280
     Corporate general and administrative                                                698                               698
                                                    ---------       ---------       --------        ---------       ----------
     Operating income                                                                  3,698                             3,698

     Other income (expense):
       Interest income                                                                   168                               168
       Interest expense                             $     (31)                        (2,672)                           (2,703)
       Gain (loss) on sale of assets and other                                           (36)                              (36)
       Equity in (loss) of subsidiaries, net of
        income  taxes recorded at the
        subsidiary level                                5,963                                       $  (5,963)
                                                    ---------       ---------       --------        ---------       ----------
     Income before income taxes                         5,932                          1,158           (5,963)           1,127
        Provision for income taxes                                                                                         451
                                                    ---------       ---------       --------        ---------       ----------
     Net income                                         5,932                            707           (5,963)             676
       Redeemable common and preferred stock
         dividends                                       (297)                                                            (297)
                                                    ---------       ---------       --------        ---------       ----------
     Net income applicable to common shares         $   5,635       $      0        $    707        $  (5,963)        $    379
                                                    =========       =========       ========        =========       ==========



(a)      Includes American Radio Systems, Inc. (ARSI), a wholly owned subsidiary of the Company until December 1995.  Excludes American Tower Systems, Inc. which commenced operations in
         July 1995.



                                      AMERICAN RADIO SYSTEMS CORPORATION
                        NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
                                                  (Continued)


8.       Subsidiary Guarantees - (Continued)


                             Condensed Consolidating Statement of Cash Flows
                                  For the Six Months Ended June 30, 1995
                                          (Dollars in thousands)



                                                     Parent and        Guarantor    Non-guarantor                    Consolidated
                                                   its Divisions     Subsidiary    Subsidiary(a)    Eliminations       Totals
                                                   -------------    -------------  -------------    ------------    ------------


    Cash flows from operating activities                                            $  1,527
                                                    ---------       ---------       --------        ---------       ----------

    Investing Activities:
      Capital expenditures                                                            (3,017)
      Proceeds from asset and station sales                                           15,283
      Payments for purchase of radio stations                                        (12,000)
      Payment of stations investment note receivable
                                                                                       3,000
      Purchase of note receivable                                                     (9,750)
      Deposits and other long-term assets                                            (19,175)
                                                    ---------       ---------       --------        ---------       ----------
    Cash flows used by investing activities                                          (25,659)
                                                    ---------       ---------       --------        ---------       ----------

    Financing Activities:
      Borrowings under credit agreements                                              24,500
      Repayment of credit agreements                                                 (54,000)
      Net proceeds from offerings and options                                         71,372
      Redemption of senior common stock                                              (14,850)
      Repayment of other obligations                                                  (1,121)
                                                    ---------       ---------       --------        ---------       ----------
    Cash flows from financing activities                                              25,901

    Increase in cash and cash equivalents                                              1,769

    Cash and cash equivalents at beginning
      of period                                                                        3,168
                                                    ---------       ---------       --------        ---------       ----------
    Cash and cash equivalents at end of period             --              --       $  4,937               --               --
                                                    =========       =========       ========        =========       ==========

(a)      Includes American Radio Systems, Inc. (ARSI), a wholly owned subsidiary of the Company until December 1995.  Excludes American Tower Systems, Inc. (ATS) which commenced operations in July 1995.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Report contains "forward-looking statements" including statements concerning projections, plans, objects, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. American wishes to caution readers that certain important factors may have affected and could in the future affect American's actual results and could cause American's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of American. These important factors include those set forth in American's Annual Report on Form 10-K for year ended December 31, 1995 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and are incorporated by reference herein.

As of June 30, 1996, the Company owned and/or operated thirty-two FM and eighteen AM stations. As of June 30, 1995, the Company owned and/or operated sixteen FM and nine AM stations. The Company acquired WEGQ-FM in Boston in January 1995 and WKGR-FM in West Palm Beach in July 1995. The Company also entered into local marketing agreements with KKMJ-FM, KPTY-FM (relaunched as KAMX-FM) and KJCE-FM in Austin in September 1995, WBLK-FM in Buffalo in March 1996, WSJZ-FM in Buffalo, WLQT-FM, WDOL-AM, WXEG-FM in Dayton, and KSTE-AM in Sacramento in April 1996, KMXB-FM, KMZQ-FM, KXTE-FM, KVEG-AM in Las Vegas, and KSFM-FM, KMJI-FM in Sacramento in May 1996. The Company sold KGGO-FM, KHKI-FM and KDMI-AM in Des Moines in January 1995 and WHWK-FM and WNBF-AM in Binghamton, New York in March 1995. The Tower Subsidiary also purchased eight tower sites and more than 200 antenna management agreements in February 1996 and three additional towers and sublease agreements on approximately forty tower sites located throughout the Mid-Atlantic region in April 1996. These transactions have significantly affected operations for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995.


Six months ended June 30, 1996 and 1995

Net revenues were $61.4 million for the six months ended June 30, 1996 compared to $44.5 million for the same six months in 1995, an increase of $16.9 million or 38.0%. This increase was attributable to both acquisitions and revenue growth at substantially all of the Company's radio stations.

Station operating expenses excluding depreciation and amortization and corporate general and administrative expenses were $45.7 million for the six months ended June 30, 1996 and $32.6 million for the comparable period in 1995, an increase of $13.1million or 40.2%. This increase was due to station acquisitions as well as increased sales commissions resulting from the Company's revenue growth.

Depreciation and amortization was $4.8 million and $6.0 million for the six months ended June 30, 1996 and June 30, 1995 respectively, a decrease of $1.2 million or 20.0%. This decrease was primarily attributable to 1994 station acquisition intangible assets with short-term lives becoming fully amortized during 1995.

Corporate general and administrative expenses increased to $2.3 million for the six months ended June 30, 1996 from $1.5 million for the six months ended June 30, 1995, an increase of $0.8 million or 53.3%. This increase was primarily attributable to the higher costs associated with supporting the Company's growth.

Interest income was $3.6 million for the six months ended June 30, 1996 compared to $0.3 million for the six months ended June 30, 1995, an increase of $3.3 million. The increase is attributable to interest income earned on certain station investment notes and cash equivalents in 1996.

Interest expense was $9.0 million for the six months ended June 30, 1996 compared to $5.9 million for the 1995 period, an increase of $3.1 million or 52.5%. The increase is related to increased borrowing costs related to the Senior Subordinated Notes offset by a reduction in borrowings under the 1995 credit agreement in February 1996.

The losses or gains on the sales of assets in 1996 was not material. Gain on sale of assets for 1995 represents two gains on the sale of radio broadcasting properties in Binghamton ($3.9 million) and Des Moines ($7.7 million).

The provision for income taxes for the six months ended June 30, 1996 was $1.4 million compared to $4.4 million for six months ended June 30, 1995. The effective tax rate for the six months ended June 30, 1996 was approximately 45.0% compared to 42.7% in 1995. The higher effective rate in 1996 is due to the non-deductibility of amortization on certain intangible assets as a percentage of the income before taxes compared to 1995.

Redeemable common and preferred stock dividends for the six months ended June 30, 1996 were $0.1 million as compared to $0.8 million for the six months ended June 30, 1995. The 1996 dividends are attributable to the 7% Convertible Preferred Stock issued in late June 1996. The 1995 dividends were attributable to the Series C Common Stock which was retired in June 1995 with proceeds from the initial public offering.

Net income applicable to common stockholders was $1.6 million for the six months ended June 30, 1996 compared to $5.1 million for the six months ended June 30, 1995, a decrease of $3.5 million as a result of the factors discussed above.

Three months ended June 30, 1996 and 1995

Net revenues were $37.8 million for the three months ended June 30, 1996 compared to $24.7 million for the same three months in 1995, an increase of $13.1 million or 53.0%. This increase was attributable to both acquisitions and revenue growth at substantially all of the Company's radio stations.

Station operating expenses excluding depreciation and amortization and corporate general and administrative expenses were $27.1 million for the three months ended June 30, 1996 and $17.0 million for the comparable period in 1995, an increase of $10.1 million or 59.4%. This increase was due to station acquisitions as well as increased sales commissions resulting from the Company's revenue growth.

Depreciation and amortization was $2.6 million and $3.3 million for the three months ended June 30, 1996 and June 30, 1995 respectively, a decrease of $0.7 million or 21.2%. This decrease was primarily attributable to 1994 station acquisition intangible assets with short-term lives becoming fully amortized during 1995.

Corporate general and administrative expenses increased to $1.3 million for the three months ended June 30, 1996 from $0.7 million for the three months ended June 30, 1995 an increase of $0.6 million or 85.7%. This increase was due to the higher costs associated with supporting the Company's growth.

Interest income was $1.5 million for the three months ended June 30, 1996 compared to $0.2 for the three months ended June 30, 1995, an increase of $1.3 million or 650.0%. The increase is primarily attributable to interest income earned on certain station investment notes.

Interest expense was $4.3 million for the three months ended June 30, 1996 compared to $2.7 million for the 1995 period, an increase of $1.6 million or 59.3%. The increase is related to increased borrowing costs related to the Senior Subordinated Notes.

The loss on the sale of assets in 1996 and 1995 was not material.

The provision for income taxes for the three months ended June 30, 1996 was $1.8 million compared to $0.5 million for three months ended June 30, 1995. The effective tax rate for the three months ended June 30, 1996 was approximately 45.0% compared to 40.0% in 1995.

Redeemable common and preferred stock dividends for the three months ended June 30, 1996 were $0.1 million as compared to $0.3 million for the three months ended June 30, 1995. The 1996 dividends are attributable to the 7% Convertible Preferred Stock and the 1995 dividends were attributable to Series C Common Stock.

Net income applicable to common stockholders was $2.1 million for the three months ended June 30, 1996 compared to $0.4 million for the three months ended June 30, 1995, a decrease of $1.7 million as a result of the factors discussed above.


Liquidity and Capital Resources

The Company's liquidity needs arise from its debt service, working capital, capital expenditure and acquisition-related requirements. Historically, the Company has met its operational liquidity needs with internally generated funds and has financed the acquisition of radio broadcasting properties with a combination of bank borrowings and proceeds from the sale of the Company's equity and debt securities. For the six months ended June 30, 1996 cash flows used for operating activities was $5.5 million, as compared to $1.5 million of cash provided by operating activities for the six months ended June 30, 1995. The change is primarily attributable to working capital investments related to station acquisition and growth.

Cash flows used for investing activities were $113.6 million for the six months ended June 30, 1996 as compared to $25.7 million for the six months ended June 30, 1995. The 1996 increase was due to greater station acquisition activity in 1996 as compared to 1995.

Cash provided by financing activities was $264.5 million for the six months ended June 30, 1996 as compared to $25.9 million for the six months ended June 30, 1995. The increase in 1996 was due to the equity and debt offerings described below offset by repayment of borrowings under the Credit Agreement in February 1996.

In June 1996, the Company offered and sold pursuant to exemptions under the Securities Act of 1933, as amended, 2,750,000 Depositary Shares each representing a one-twentieth of a share of its 7% Convertible Exchangeable Preferred Stock, $1,000 liquidation preference. Net proceeds to the Company from the offering were approximately $132.8 million. See Note 4 to the condensed consolidated financial statements for a description of the Convertible Preferred Stock.

In February 1996, the Company completed two offerings (the "Equity Offering" and the "Debt Offering" and collectively, the "Offerings"). Pursuant to the Equity Offering, the Company sold 5,514,707 shares of its Class A Common Stock at a price of $27 per share. The total shares issued consisted of 4,000,000 shares sold by the Company; 1,013,370 shares by selling shareholders and an additional 501,337 shares sold by the Company pursuant to the exercise of the underwriters' over-allotment option. Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $114.5 million.

Pursuant to the Debt Offering, the Company sold $175 million of 9% Senior Subordinated Notes due 2006 (the "Notes") at a discount of $1.4 million yielding 9.125%. Interest on the Notes is payable semi-annually on February 1 and August 1 with the face value of the note due on February 1, 2006. The Company, may at its option, redeem, in whole or in part, the Notes beginning February 1, 2001, initially at 104.5% of principal amount declining annually to 100.0% in 2004 and thereafter. The Company is also required to redeem the Notes upon the occurrence of certain events. The Notes are subordinate in right of payment to the prior payment in full of the Credit Agreement and contain certain convenants including, but not limited to, limitations on sales of assets, dividend payments, future indebtedness, issuance of preferred stock and changes in control. The Notes are guaranteed by American Radio Systems License Corp., a wholly owned subsidiary of the Company. Proceeds to the Company, net of underwriters' discount and associated costs were approximately $167.3 million.

In December 1995, the Company entered into a new credit agreement (the "Credit Agreement"), which among other things, increased American's borrowing limit and provided the Company with a revolving loan commitment based on the lesser of (a) $300.0 million or (b) an amount based on a financial test. The terms of the Credit Agreement are described in the company's Annual Report on Form 10-K for the year ended December 31, 1995. As of June 30, 1996, there were no borrowings outstanding under the Credit Agreement.

As of June 30, 1996, the Company had approximately $174.8 million of total long-term debt (including current portion thereof) outstanding.

The Company believes that its cash flows from operations will be sufficient to meet any quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement and the Notes. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any of such transaction on favorable terms.

The Company's working capital needs fluctuate throughout the year due to industry-wide seasonality and its broadcast of sporting events at different times during the year. The Company historically has had sufficient cash from its operations to meet its working capital needs and believes that it has sufficient financial resources available to it, including borrowing under its Credit Agreement, to finance operations for the forseeable future.

The Company has entered into numerous station and tower acquisition and related agreements (see Notes 6 and 7 to the condensed consolidated financial statements). The consummation of each of these agreements is subject to, among other things, FCC approval and in some cases the negotiation of definitive agreements. Unless otherwise noted, the Company intends to acquire all of the acquisitions as soon as the necessary approvals are obtained. The Company intends to finance these acquisitions with available cash issuance of equity securities and borrowings under the Credit Agreement.

The Company  expects  capital  expenditures  in 1996 to be  approximately  $10.0 million, consisting principally of tower construction (approximately $5.0 million), office consolidations and ongoing technical improvements. To the extent that funds generated from operations, or available cash, are insufficient to finance nonrecurring capital expenditures, American would seek to borrow the necessary funds under the Credit Agreement.

Inflation

The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.


PART II.   OTHER INFORMATION


Item 1. - Legal Proceedings.

In the normal course of business, the Company is subject to certain suits and other matters. Management believes that the eventual resolution of any pending matters, either individually or in the aggregate, will not have a material effect on financial position, liquidity or results of operations.


Item 2. - Changes in Securities.

As described in Note 4 of the notes to condensed consolidated financial statements, in June 1996, the Company issued an aggregate of 137,500 shares of 7% Convertible Exchangeable Preferred Stock, $1,000 liquidation value (the "Convertible Preferred Stock"). The Convertible Preferred Stock ranks senior to the Common Stock with respect to dividends rights and rights on liquidation, winding up and dissolution of the Company. No dividends may be paid on the Common Stock at any time that dividends in full have not been paid or set aside for payment on the Convertible Preferred Stock. The Convertible Preferred Stock also provides that classes of securities senior to it cannot be issued without its approval. The holders of the Convertible Preferred Stock are also entitled to elect two directors in the event the equivalent of six full quarterly dividends are in arrears and have certain class voting rights to the extent provided by Delaware corporation law.


Item 4. - Submission of Matters to a Vote of Security Holders.

The 1996 Annual Meeting of Stockholders was held on Wednesday, May 22, 1996 to consider and act upon the following matters. The results of the stockholder voting were as follows:

1. To elect seven Directors, including two "independent" directors to be elected by the holders of Class A Common Stock, voting separately as a class, for the ensuing year or until their successors are elected and qualified;

                                                For               Withheld
                                            ----------            ---------
Steven B. Dodge                             55,252,009             84,620
Thomas H. Stoner                            55,252,009             84,620
Joseph L. Winn                              55,252,009             84,620
Arnold L. Chavkin                           55,252,009             84,620
James H. Duncan, Jr.  *                      9,990,259             84,620
Charles D. Peebler, Jr. *                    9,990,259             84,620
Donald B. Hebb, Jr.                         55,252,009             84,620


* In accordance with the Company's Articles of Incorporation, the holders of Class A Common Stock, exclusive of all other stockholders, are entitled to elect two of the Company's independent directors. Messrs. Duncan and Peebler were nominated as the independent directors and elected by the holders of the Class A Common Stock.

2. To approve an amendment to the Company's Amended and Restated Stock Option Plan to increase the aggregate number of shares of Class A and Class B Common Stock authorized for issuance thereunder from 1,600,000 to 2,000,000;


           For                     Against                   Abstain
       53,456,209                 1,774,930                  105,490

3. To approve an amendment to the Company's Amended and Restated Stock Option Plan to limit the aggregate number of shares of Class A and Class B Common Stock for which options may be granted to 250,000 shares per participant per year;


           For                     Against                   Abstain
       55,189,024                  36,955                    110,650

4. To ratify the selection by the Board of Directors of Deloitte & Touche LLP as the Company's independent auditors for 1996;


           For                     Against                   Abstain
       55,320,669                  12,760                     3,200


Item 5. - Other Information.

Acquisition and Disposition of Assets

On August 1, 1996, American Radio Systems Corporation, a Delaware Corporation, ("the Company") consummated the transactions contemplated by the Asset Purchase Agreement, dated April 25, 1996, with BayCom San Jose, L.P., a Georgia limited partnership, and BayCom Oregon, L.P., a Georgia Limited Partnership, pursuant to which the Company acquired substantially all of the assets of KSJO-FM, in San Jose California, KUFX-FM, in Gilroy, California, KUPL-FM, in Portland, Oregon, and KKJZ-FM, in Lake Oswego, Oregon. The acquisition was financed through a $5.0 million escrow deposit, $80.0 million of borrowings under the Company's credit agreement and $ 18.0 million in restricted cash.

(a)      Financial Statements

As of this filing it is impracticable for the Company to provide the financial statements required by Item 7 (a) of Form 8-K. In accordance with Item 7(a)(4) of Form 8-K such financial statements shall be filed by amendment no later than 60 days after August 16, 1996.

(b)      Pro Forma Financial Information

As of the date of this filing, it is impracticable for the Company to provide the pro forma financial information required by Item 7(b) of Form 8-K. In accordance with Item 7(b), of Form 8-K, such financial statements will be filed by amendment to Form 8-K no later than 60 days after August 16, 1996.

Other Events

On August 5, 1996, the Company entered into an Agreement and Plan of Merger with EZ Communications, Inc., a Virginia corporation ("EZ"), pursuant to which EZ will be merged into the Company and the stockholders of EZ will receive $11.75 and 0.9 shares of Class A Common Stock of American for each share of EZ Common Stock outstanding. As part of the transaction, the Company will also assume or refinance approximately $203 million of long-term debt. EZ has approximately 9.6 million shares of Common Stock outstanding on a fully diluted basis. Giving effect to existing asset exchange agreements, EZ owns and operates 22 stations in seven markets. Consummation of the merger is subject to, among other things, approval of the stockholders of the Company and EZ and to FCC approval. The Company will be financing its cash requirements through borrowings under its credit agreement. For additional information see the Company's press release, dated August 5, 1996, which is attached as Exhibit 99.1 and incorporated by reference herein.

On August 9, 1996 the Company entered into an Asset Purchase Agreement with United Broadcasting Company, a California general partnership, pursuant to which the Company will acquire substantially all the assets of KBAY-FM and KKSJ-AM in San Jose, California for approximately $31.2 million in cash. Consumation of the transaction is subject to, among other things, the approval of FCC. The Company expects to finance the acquisition with proceeds of borrowings under the credit agreement.

On August 1, 1996, the Company consummated the transactions contemplated by the Asset Purchase Agreement dated April 4, 1996 with Evergreen Media Corporation of Buffalo, a Delaware Corporation, pursuant to which the Company acquired substantially all of the assets of WSJZ-FM in Buffalo, New York for approximately $12.5 million. The acquisition was financed through a $.5 million escrow deposit and available cash.

On July 25, 1996, the Company consummated the Asset Purchase Agreement dated March 28, 1996 with Common Ground Broadcasting, Inc., an Oregon Corporation, pursuant to which the Company acquired substantially all of the assets of KDBX-FM in Portland, Oregon for approximately $14.0 million. The acquisition was financed through a $.5 million escrow deposit and available cash.

On July 31, 1996, the Company entered into an Exchange Agreement with Chancellor Radio Broadcasting Company, a Delaware corporation, pursuant to which the Company will exchange substantially all the assets of KSTE-AM in Rancho Cordova, California plus $33.0 million in cash to acquire substantially all of the assets of WEAT-AM/FM in West Palm Beach, Florida and WOLL-FM in Riviera Beach, Florida. Consummation of the transaction is subject to, among other things, the approval of the FCC. The Company expects to finance the acquisition with the proceeds of borrowings under its credit agreement.

On July 31, 1996, the Company entered into an Asset Purchase Agreement with Zapis Communications Corporation, an Ohio corporation, pursuant to which the Company will acquire substantially all of the assets of WAAF-FM and WWTM-AM in Worcester, Massachusetts for approximately $24.8 million in cash. Consummation of the transaction is subject to, among other things, the approval of the FCC. The Company expects to finance the acquisition with the proceeds of borrowings under its credit agreement.

On July 31, 1996, the Company entered into a Note Purchase Agreement (the "Note") with the Lincoln Group, L.P. a New York limited partnership, ("Lincoln") pursuant to which the Company loaned Lincoln $28.5 million. The Note is collateralized by the assets of WVOR-FM, WPXY-FM, WHAM-AM and WHTK-AM ("the stations") in Rochester, New York, bears interest payable quarterly beginning September 30, 1996 at the rate of 16% per annum and matures on June 30, 2001. The Company entered into an Asset Purchase Agreement with Lincoln dated as of February 23, 1996, as amended as of July 31, 1996, to acquire substantially all of the assets of the stations and in May 1996 the Company and Lincoln received requests for additional information about the acquisition from the Antitrust Division of the U.S. Department of Justice. Consummation of the purchase transaction is subject to, among other things, the completion of the antitrust review and the approval of the FCC. Upon receipt of the necessary approvals, the Company intends to finance the acquisition with the proceeds from the Note and a $2.0 escrow deposit.

On July 24, 1996 the Company entered into an Asset Purchase Agreement with The Brown Organization, a California corporation, pursuant to which the Company will acquire substantially all of the assets of KQPT-FM and KXOA-AM/FM in Sacramento, California for approximately $49.8 million in cash. Consummation of the transaction is subject to, among other things, the approval of the FCC. The Company expects to finance the acquisition with the proceeds of borrowings under its credit agreement.

On July 23, 1996 the Company entered into an Asset Purchase Agreement with D & V Equinox XX, a California corporation, pursuant to which the Company will acquire substantially all of the assets of KOQO-AM in Clovis, California and KOQO-FM in Fresno, California for approximately $6.0 million in cash. Consummation of the transaction is subject to, among other things, the approval of the FCC. The Company expects to finance the acquisition with the proceeds of borrowings under its credit agreement.

On July 19, 1996 the Company entered into an Asset Purchase Agreement with Osborn Communications Corporation, a Delaware corporation ("Osborn") and Breadbasket Broadcasting Corporation, a wholly -owned subsidiary of Osborn, pursuant to which the Company will acquire substantially all of the assets of KNAX-FM and KRBT-FM in Fresno, California for approximately $11.25 million in cash. Consummation of the transaction is subject to, among other things, the approval of the FCC. The Company expects to finance the acquisition with the proceeds of borrowings under its credit agreement.

Item 6. - Exhibits and Reports on Form 8-K

a.       Exhibits

                                         INDEX TO EXHIBITS


   Exhibit
     No.                          Description of Document
   -------                        -----------------------

2.1               Agreement and Plan of Merger, dated as of August 5, 1996
                    by and between the Company and EZ Communications, Inc.......   Filed herewith as Exhibit 2.1
2.2               EZ Communications Inc. Voting Agreement, dated as of
                    August 5, 1996 by and among certain stockholders of
                    EZ Communications, Inc. and the Company.....................   Filed herewith as Exhibit 2.2
2.3               The Company's Voting Agreement, dated as of August 5, 1996, by and among certain stockholders of the Company and EZ
                    Communications, Inc.........................................   Filed herewith as Exhibit 2.3
10.56             Amendment to Asset Purchase Agreement, July 31, 1996,
                    between the Company and The Lincoln Group, L.P..............   Filed herewith as Exhibit 10.56
10.57             Note Purchase Agreement, dated July 31, 1996 between the
                    Company and The Lincoln Group, L.P..........................   Filed herewith as Exhibit 10.57
10.58             Asset Purchase Agreement, dated July 19, 1996 by and among the Company, Osborn Communications Corporation and
                    Breadbasket Broadcasting Corporation, Inc...................   Filed herewith as Exhibit 10.58
10.59             Time Brokerage Agreement, dated July 19, 1996 between
                    the Company and Breadbasket Broadcasting Corporation, Inc...   Filed herewith as Exhibit 10.59
10.60             Asset Purchase Agreement, dated July 31, 1996 between
                    the Company and Zapis Communications Corporation............   Filed herewith as Exhibit 10.60
10.61             Time Brokerage Agreement, dated July  31, 1996 between the
                    Company and Zapis Communications Corporation................   Filed herewith as Exhibit 10.61
10.62             Exchange Agreement, dated July 31, 1996 between the Company
                    and Chancellor Radio Broadcasting Company...................   Filed herewith as Exhibit 10.62
10.63             Asset Purchase Agreement, dated July 24, 1996 between the
                    Company and The Brown Organization..........................   Filed herewith as Exhibit 10.63
10.64             Time Brokerage Agreement, dated July 24, 1996 between the
                    Company and The Brown Organization..........................   Filed herewith as Exhibit 10.64
10.65             Asset Purchase Agreement dated July 23, 1996 between the
                    Company and D & V Equinox XX................................   Filed herewith as Exhibit 10.65
10.66             Time Brokerage Agreement, dated July 23, 1996 between the
                    Company and  D & V Equinox XX...............................   Filed herewith as Exhibit 10.66
10.67             Asset Purchase Agreement, dated June 3, 1996 between the
                    Company and Mortenson Broadcasting Company..................   Filed herewith as Exhibit 10.67
10.68             Asset Purchase Agreement, dated May 24, 1996 between the
                    Company and Olympic Broadcasters, Inc.......................   Filed herewith as Exhibit 10.68
10.69             Time Brokerage Agreement, dated May 24, 1996 between the
                    Company and Olympic Broadcasters, Inc.......................   Filed herewith as Exhibit 10.69


                                       32








 Item 6. - Exhibits and Reports on Form 8-K - (continued)


                                INDEX TO EXHIBITS



   Exhibit
     No.                          Description of Document
   -------                        -----------------------

10.70             Local Marketing Agreement, dated July 31, 1996, between the
                    Company and Chancellor Radio Broadcasting Company for
                    KSTE-AM, Rancho Cordova, California.........................   Filed herewith as Exhibit 10.70
10.71             Local Marketing Agreement, dated July 31, 1996, between the
                    Company and Chancellor Radio Broadcasting Company for
                    WEAT-AM/FM, West Palm Beach, Florida and WOLL-FM,
                    Riviera Beach, Florida......................................   Filed herewith as Exhibit 10.71
10.72             Asset Exchange Agreement, dated May 30, 1996 between the
                    Company and Secret Communications, L.P......................   Filed herewith as Exhibit 10.72
10.73             Time Brokerage Agreement, dated May 1, 1996 between the
                    Company and Secret Communications, L.P. for KMJI-AM,
                    Sacramento, California and KSFM-FM, Woodland, California....   Filed herewith as Exhibit 10.73
10.74             Time Brokerage Agreement, dated June 1, 1996 between
                    American Radio Systems License Corp. and Secret
                    Communications, L.P. for WQRS-FM, Detroit, Michigan.........   Filed herewith as Exhibit 10.74
10.75             Time Brokerage Agreement, dated June 1, 1996 between
                    American License Corp. and Secret Communications, L.P. for
                    WFLN-FM, Philadelphia, Pennsylvania.........................   Filed herewith as Exhibit 10.75
10.76             Assignment and Assumption Agreement, dated May 1, 1996 by
                    and among the Company, Crescent Communications, L.P.
                    and K-G Communications, Inc.................................   Filed herewith as Exhibit 10.76
10.77             Asset Purchase Agreement, dated as of February 7, 1996 by
                    and among K-G Communications, Inc. and Jules Kutner and
                    Cresent Communications, L.P.................................   Filed herewith as Exhibit 10.77
11                Schedule re computation of earnings per share.................   Filed herewith as Exhibit 11
12                Ratio of earnings to fixed charges............................   Filed.herewith as Exhibit 12
27                Financial Data schedule.......................................   Filed.herewith as Exhibit 27
99.1              Press release dated August 5, 1996............................   Filed herewith as Exhibit 10.81



         Exhibits 2.1 and 10.56 through 10.77 do not contain schedules and exhibits noted within the agreements. This additional information is available upon request from the Company.

       b.     Reports on Form 8-K

      1.    Form 8-K (Items 5, 7) on April 23, 1996

      2.    Form 8-K (Items 5, 7) on May 2, 1996.

      3.    Form 8-K (Items 5, 7) on May 21, 1996.

      4.    Form 8-K (Items 2, 5, 7) on June 11, 1996.

      5.    Form 8-K (Items 2, 5, 7) on July 16, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        AMERICAN RADIO SYSTEMS CORPORATION

Date: August 12, 1996                   BY:  /s/  Joseph L. Winn

                                        Joseph L. Winn
                                        Treasurer & Chief Financial Officer
                                        (Duly Authorized Officer)



Date: August 12, 1996                   BY:   /s/  Justin D. Benincasa

                                        Justin D. Benincasa
                                        Vice President & Corporate Controller
                                        (Duly Authorized Officer)