Form 10-Q
period 1996-09-30
AMERICAN RADIO SYSTEMS CORP /MA/
filed 1996-11-14
CIK 943581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One):
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1996

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

            Yes  X                                       No __


Class of Common Stock                      Outstanding at October 31, 1996
Class A Common Stock                        15,063,740 shares
Class B Common Stock                         4,695,378 shares
Class C Common Stock                         1,295,518 shares
Total                                       21,054,636 shares

                               Page 1 of 33 pages
                            Exhibit Index on page 32

                       AMERICAN RADIO SYSTEMS CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION



Item 1.     Unaudited Condensed Consolidated Financial Statements       Page No.

Consolidated Balance Sheets
September 30, 1996 and December 31, 1995.......................................1

Consolidated Statements of  Income
Three and Nine months ended September 30, 1996 and 1995........................3

Consolidated Statements of Cash Flows
Nine months ended September 30, 1996 and 1995..................................4

Notes to Consolidated Statements...............................................5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................26


                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.................................................31

Item 5.     Other Information.................................................31

Item 6.     Exhibits and Reports on Form 8-K..................................32

PART I.  FINANCIAL INFORMATION

ITEM 1.   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       AMERICAN RADIO SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                          September 30, 1996                December 31, 1995
                                                          ------------------                -----------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.............................. $      14,554,390                 $      3,889,720
      Accounts receivable, net............................        41,971,318                       24,388,719
      Prepaid expenses and other current assets...........         2,036,938                        2,280,544
      Note receivable-other...............................         1,150,002                        1,108,414
      Deferred income taxes...............................         1,161,901                        1,161,901
                                                           -----------------                 ----------------
            Total current assets..........................        60,874,549                       32,829,298
                                                            ----------------                 ----------------
PROPERTY AND EQUIPMENT-Net................................        85,823,215                       31,786,011
                                                            ----------------                 ----------------
OTHER ASSETS:
      Station investment note receivable-related party....           743,000                          500,000
      Station investment notes receivable.................        69,376,686                       48,597,338
      Intangible assets-net:
            Goodwill......................................       226,472,624                       66,463,708
            FCC licenses..................................       216,647,721                       45,023,219
            Other intangible assets.......................        22,427,341                       15,863,918
      Deposits and other long-term assets.................        25,373,660                        7,732,337
      Net assets held under exchange agreement - net......        46,440,479
                                                           -----------------                 ----------------
               Total other assets.........................       607,481,511                      184,180,520
                                                            ----------------                 ----------------
TOTAL.....................................................    $  754,179,275                   $  248,795,829
                                                             ===============                 ================







       See notes to unaudited condensed consolidated financial statements.

                       AMERICAN RADIO SYSTEMS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)






                                                                                      September 30, 1996          December 31, 1995



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt........................................  $          552,742            $       355,283
      Accounts payable and accrued expenses...................................              18,183,515                  8,577,068
      Accrued compensation........................................................           2,939,430                  1,318,006
      Accrued interest............................................................           2,992,076                    513,880
      Current redeemable common stock...........................................                19,460                     19,460
                                                                                    ------------------            ---------------
            Total current liabilities.............................................          24,687,223                 10,783,697
                                                                                       ---------------            ---------------
DEFERRED INCOME TAXES........................................................               43,015,148                  7,899,090
                                                                                       ---------------            ---------------
OTHER LONG-TERM LIABILITIES.............................................                     2,236,278                  1,929,307
                                                                                      ----------------            ---------------
LONG-TERM DEBT....................................................................         284,748,546                152,148,939
                                                                                        --------------            ---------------
MINORITY INTEREST IN SUBSIDIARY.....................................                         3,637,710
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
      Preferred Stock; $.01 par value;  1,000,000 shares authorized  Convertible
          Exchangeable Preferred Stock; 137,500 shares
         issued and outstanding (represented by 2,750,000 depositary
         shares); liquidation preference $1,000 per share..                                      1,375
      Class A Common Stock; $.01 par value; 25,000,000 shares
         authorized; 14,820,441 and 6,645,862 shares issued and
         outstanding, respectively................................................             148,204                     66,459
      Class B Common Stock; $.01 par value; 10,000,000 shares
         authorized; 4,957,126 and 5,938,050 shares issued and
         4,938,677 and 5,919,601 shares outstanding, respectively....                           49,387                     59,196
      Class C Common Stock; $.01 par value 6,000,000 shares
         authorized;  1,295,518 and 1,795,518 shares issued and
         outstanding, respectively................................................              12,955                     17,955
      Additional paid-in capital..................................................         390,487,026                 92,637,379
      Unearned compensation.......................................................           (320,218)                  (391,206)
      Capital deficiency upon combination........................................                                    (21,709,164)
      Retained earnings...........................................................           5,913,814                  5,792,350
                                                                                   -------------------            ---------------
            Total.................................................................         396,292,543                 76,472,969
      Less:
            Treasury stock, at cost, 18,449 shares................................           (438,173)                  (438,173)
                                                                                   -------------------            ---------------
            Total stockholders' equity............................................         395,854,370                 76,034,796
                                                                                    ------------------            ---------------
TOTAL.............................................................................     $   754,179,275            $   248,795,829
                                                                                     =================            ===============

       See notes to unaudited condensed consolidated financial statements.

                       AMERICAN RADIO SYSTEMS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME




                                                              Three Months Ended September 30,     Nine Months Ended September 30,

                                                                   1996               1995              1996             1995
                                                                   ----               ----              ----             ----


NET REVENUES.............................................       $52,489,891        $25,108,813      $113,582,121     $69,622,269
OPERATING EXPENSES:
       Operating expenses excluding depreciation and
         amortization and corporate general and
         administrative expenses.........................        35,396,584         15,955,767        78,170,506      48,574,227
 Net local marketing agreement expenses...............            2,288,697            150,000         4,877,796         150,000
 Depreciation and amortization...........................         6,126,619          3,271,338        10,965,599       9,312,955
 Corporate general and administrative....................         1,275,171          1,094,242         3,615,453       2,577,983
                                                             --------------       ------------      ------------     -----------
        Total Operating Expenses.........................        45,087,071         20,471,347        97,629,354      60,615,165
                                                              -------------       ------------      ------------     -----------
OPERATING INCOME.........................................         7,402,820          4,637,466        15,952,767       9,007,104
OTHER INCOME (EXPENSE):
Interest income..........................................         1,101,961            925,625         4,742,328       1,182,646
Interest expense.........................................       (6,253,630)        (3,086,336)      (15,217,146)     (8,971,420)
Gain (loss) on sale of assets and other..................           207,760            (8,162)           171,825      11,550,870
                                                            ---------------       ------------      ------------     -----------
TOTAL OTHER INCOME (EXPENSE).......................             (4,943,909)        (2,168,873)      (10,302,993)       3,762,096
                                                             --------------       ------------      ------------     -----------
INCOME BEFORE INCOME TAXES.........................               2,458,911          2,468,593         5,649,774      12,769,200
Provision for income taxes...............................         1,525,297          1,033,823         2,961,185       5,452,448
                                                             --------------       ------------      ------------     -----------
NET INCOME ..............................................           933,614          1,434,770         2,688,589       7,316,752
Redeemable common and preferred stock
dividends................................................       (2,433,444)                          (2,567,125)       (815,040)
                                                              -------------       ------------      ------------     -----------
NET INCOME  (LOSS) APPLICABLE TO
COMMON SHARES............................................      $(1,499,830)       $  1,434,770      $    121,464   $   6,501,712
                                                               ============       ============      ============   =============

Earnings (loss) per common share.........................   $         (.07)       $        .09      $        .01   $         .55
                                                            ===============       ============      ============   =============
Weighted average common share and share
equivalents outstanding..................................        22,014,520         15,206,956        20,031,031      11,835,618
                                                            ===============       ============      ============   =============











       See notes to unaudited condensed consolidated financial statements.

                       AMERICAN RADIO SYSTEMS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                       Nine Months Ended                Nine Months Ended
                                                                       September 30, 1996               September 30, 1995

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income .....................................................  $           121,464              $         7,316,752
    Adjustments to reconcile net income to cash provided by
operating activities:
Net barter revenue..................................................          (1,019,256)                        (234,519)
Depreciation and amortization.......................................           10,965,599                        9,312,955
Other changes not affecting cash....................................           35,532,601                        2,320,789
Loss (gain) on sale of assets.......................................              171,825                     (11,550,870)
Net changes in operating assets and liabilities.....................         (27,294,746)                      (3,073,991)
                                                                       ------------------              -------------------
Cash provided by operating activities.............................             18,477,487                        4,091,116

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property, equipment and intangible
assets..............................................................          (9,961,471)                      (4,906,496)
Proceeds from radio station sales...................................           18,000,000                       15,283,301
Payments for radio station acquisitions.............................        (286,171,039)                     (31,015,873)
    Payments for tower related acquisitions.........................          (8,803,265)
    Issuance of station investment notes receivable.................         (56,522,348)                     (45,250,000)
    Repayment of station investment note receivable.................                                             3,000,000
    Deposits and other long-term assets.............................         (39,281,323)                      (6,428,232)
                                                                      -------------------              -------------------
Cash used for investing activities..................................        (382,739,446)                     (69,317,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Credit Agreement and other.....................              110,590,000                       66,500,000
Repayments under Credit Agreement...................................        (151,500,000)                     (54,000,000)
Net proceeds from equity offerings and options....................            248,197,794                       70,934,447
Net proceeds from debt offering - net of discount.................            168,321,387
Redemption of senior common stock...................................                                          (14,580,173)
Purchase of treasury stock..........................................                                             (438,173)
Repayments of other obligations.....................................            (682,552)                      (1,197,866)
                                                                      -------------------              -------------------
Cash provided by financing activities.............................            374,926,629                       67,218,235

INCREASE IN CASH AND CASH EQUIVALENTS..............                            10,664,670                        1,992,051

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD..............................................................            3,889,720                        3,168,298
                                                                      -------------------              -------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD........                       $       14,554,390              $         5,160,349
                                                                      ===================              ===================

       See notes to unaudited condensed consolidated financial statements.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





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

2. Significant Accounting Policies - In connection with accounting for the combination, the accumulated deficits or retained earnings of the predecessor entities of the Company at November 1, 1993 were carried forward into the Company in the form of a permanent capital deficiency account. Effective January 1, 1996 the Company reclassified the balance of the capital deficiency upon combination against additional paid-in capital.

      Reclassifications - Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

3. Per Share Data - Earnings (loss) per common share is based on the number of common shares outstanding during the period as adjusted for dilutive stock options and warrants. Fully diluted earnings (loss) per share amounts are not reported separately as the effects are not dilutive.

4. Offerings - During 1996, the Company has issued shares of its Convertible Exchangeable Preferred Stock (Convertible Preferred Stock), shares of Class A Common Stock (the Equity Offering) and sold Senior Subordinated Notes the (Debt Offering).

      Convertible Preferred Stock Offering: In June 1996, the Company consummated an offering of 2,750,000 Depositary Shares including 250,000 Depositary Shares sold pursuant to the underwriter's overallotment option, each representing ownership of one-twentieth of a share of 7% Convertible Exchangeable Preferred Stock, $1,000 liquidation preference to a group of qualified institutional investors in reliance on Rule 144A and Regulation S under the Securities Act of 1933, as amended. Shares of Convertible Preferred Stock are convertible at the option of the holder at any time, unless previously redeemed or exchanged, into shares of Class A Common Stock, par value $.01 per share, of the Company at a conversion price of $42.50 per share of Class A Common Stock (equivalent to a conversion rate of 1.1765 shares of Class A Common Stock per Depositary Share), subject to adjustment in certain events.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


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

      Dividends on the Convertible Preferred Stock are cumulative at an annual rate of 7% (equivalent to $3.50 per Depositary Share), accruing from the date of original issuance (June 25, 1996) and are payable quarterly in arrears on March 31, June 30, September 30, and December 31, commencing September 30, 1996. The Company's ability to pay dividends is restricted under the terms of the Subordinated Notes discussed below and is prohibited during the existence of a default under the Company's 1995 Credit Agreement or the Subordinated Notes. Approximately $2.6 million of accrued dividends were paid as of September 30, 1996. Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $132.8 million. Proceeds from the offering were used to fund acquisitions.

      Equity Offering: In February 1996, the Company consummated an offering (the Equity Offering) of 5,514,707 shares of Class A Common Stock at an offering price of $27 per share, consisting of 4,000,000 shares sold by the Company, 1,013,370 shares sold by selling shareholders and an additional 501,337 shares sold by the Company pursuant to the exercise of the underwriters' over-allotment option. Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $114.5 million.

      Debt Offering: Concurrent with the Equity Offering, the Company sold $175,000,000 of 9% Senior Subordinated Notes due 2006 (the Subordinated Notes) at a discount of $1,419,250 to yield 9.125% (the Debt Offering). Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $167.3 million. As of September 30, 1996, the Subordinated Notes aggregated $173,641,359 net of an unamortized discount of $1,358,641. Interest is payable semi-annually on February 1 and August 1 with the face amount of the Subordinated Notes due on February 1, 2006. The Subordinated Notes are redeemable at the option of the Company, in whole or in part at any time on or after February 1, 2001 and prior to maturity, at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest, if any, to but excluding the redemption date, if redeemed during the 12 month period beginning February 1 of the years indicated: 2001 - 104.5%; 2002 - 103.0%; 2003 - 101.5%; 2004 and thereafter - 100.0%. Notwithstanding the foregoing, at any time prior to February 1, 1999, the Company may redeem up to $58.3 million principal amount of the Subordinated Notes from the net proceeds of a public equity offering (as defined in the Subordinated Notes) at a redemption price equal to 109.0% of the principal amount thereof plus accrued and unpaid interest, if any, to the Redemption Date; provided that at least $116.7 million principal amount of the Subordinated Notes remain outstanding immediately after the occurrence of any such redemption. The Subordinated Notes are subordinate in right of payment to the prior payment in full of all obligations under the 1995 Credit Agreement. The Subordinated Notes contain certain covenants including, but not limited to, limitations on sales of assets, dividend payments, future indebtedness and issuance of preferred stock and require an offer to purchase in the event of a Change of Control (as defined).

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

      4. Offerings - (continued): Proceeds from the Debt and Equity Offerings were used to repay all the outstanding borrowings under the 1995 Credit Agreement with the balance, approximately $131.0 million, held initially in short-term interest-bearing securities, and used thereafter to fund acquisitions.

      5. Acquisitions - During the first nine months of 1996, the Company consummated the following station and tower related acquisitions as follows:

      Fresno, Omaha, Portland and Sacramento: In July 1996, the transactions contemplated by a Merger Agreement by and between the Company and Henry Broadcasting Company ("HBC") was consummated. Pursuant thereto, the Company acquired KUFO-FM and KBBT-AM (formerly KUPL-AM) in Portland, Oregon, KYMX-FM and KCTC-AM in Sacramento, California, KGOR-FM and KFAB-AM in Omaha, Nebraska, (See Note 7 for information with respect to the sale of the Omaha stations) and KSKS-FM, KKDJ- FM, and KMJ-AM in Fresno, California, for an aggregate purchase price of approximately $110.4 million. The acquisition was financed through a $5.0 million escrow deposit, the issuance of 1,879,034 shares of Class A Common Stock valued at approximately $64.0 million, approximately $4.1 million in available cash, together with the assumption of approximately $37.3 million in long term debt, which was paid by the Company at closing. As part of a related transaction with the principal stockholder of HBC, the Company acquired certain real estate used in the business of HBC for approximately $2.0 million in cash and obtained a five-year option to acquire certain other real estate for a purchase price of approximately $1.0 million.

      Portland and San Jose: In August 1996, the Company acquired the assets of KUPL-FM and KKJZ-FM in Portland, Oregon and KSJO-FM and KUFX-FM in San Jose, California for approximately $103.0 million. The acquisition was financed through a $5.0 million escrow deposit, $18.0 million in restricted cash (see "Philadelphia and Detroit" transaction discussed below) and $80.0 million in borrowings under the 1995 Credit Agreement.

      Buffalo: In August 1996, the Company acquired the assets of WSJZ-FM in Buffalo, New York for approximately $12.5 million. The Company had been programming and marketing the station pursuant to a local marketing agreement (LMA) since April 1996. The acquisition was financed through $0.5 million escrow deposit and available cash.

      Las Vegas: In September, 1996, the Company acquired the assets of KVEG-AM for approximately $1.9 million. The Company had been programming and marketing the station pursuant to an LMA since May 1996. The acquisition was financed through a $0.09 million escrow deposit and borrowings under the 1995 Credit Agreement.

      In July 1996, the Company acquired the assets of KMXB-FM (formerly KJMZ-FM), in Las Vegas, Nevada for approximately $8.0 million. The Company had been programming and marketing the station pursuant to an LMA since April 1996. The acquisition was financed through a $1.2 million escrow deposit, $0.3 million in prepaid LMA fees, the forgiveness of a $0.1 million note payable and available cash.

      In July 1996, the Company acquired the assets of KLUC-FM and KXNO-AM, serving Las Vegas, Nevada for approximately $11.0 million. The acquisition was financed through a $1.0 million escrow deposit and available cash.

      Portland:  In July  1996,  the  Company  acquired  the  assets of  KBBT-FM
      (formerly KDBX-FM), in Portland, Oregon for a purchase price of approximately $14.0 million. The acquisition was financed through a $0.5 million escrow deposit and available cash. As part of the consideration for the transaction, the Company also granted the seller the right to require the Company to exercise its option to acquire the assets of WBNW-AM which is owned by Back Bay Radio Broadcasters, Inc. (Back Bay), an unaffiliated party. The option price is based on a formula and the Company is obligated to sell it for $6.0 million.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

    5.      Acquisitions - (continued):

      Sacramento: In September 1996, the Company acquired the assets of KSSJ-FM, serving Sacramento, California for approximately $14.0 million. The Company had been programming and marketing the station pursuant to an LMA since July 1996. The acquisition was financed through a $0.7 million escrow deposit and borrowings under the 1995 Credit Agreement.

      In July 1996, the Company acquired the assets of KSTE-AM serving Rancho Cordova, California for approximately $7.25 million. The Company programmed and managed the station pursuant to an LMA from April 1996 to July 1996. The acquisition was financed through a $0.35 million escrow deposit and available cash. See Note 6 - "Other Transactions - West Palm Beach."

      Hartford: In May 1996, the Company consummated the acquisitions of WTIC-AM and WTIC-FM in Hartford, Connecticut. In August 1995, the Company had entered into a series of transactions with the owner of those stations and certain affiliates, pursuant to which, among other things, the Company agreed to purchase the assets of the stations for approximately $39.0 million, including approximately $1.1 million of working capital, and an obligation to make payments aggregating approximately $8.5 million pursuant to consulting and non-competition agreements with an affiliate of the owner of the stations. The Company also paid $1.0 million for a one-year option to purchase for $1.00 the New England Weather Service (which provides weather information to subscribers). In August 1995, the Company was prevented under the then current Federal Communications Commission (FCC) regulations from acquiring these stations, and therefore loaned an aggregate of $35.5 million to the owner of such stations and an affiliate thereof . The escrow deposit of $2.0 million, $27.0 million of the aggregate loans and $1.1 million of available cash were used to finance the acquisition. The remaining $8.5 million loan was used to satisfy the Company's obligations under the consulting and non-competition agreement. The Company also paid $3.5 million to purchase the tower of one of the stations in October 1995.

      Philadelphia and Detroit: In May 1996, the Company consummated the transactions contemplated by a merger agreement with Marlin Broadcasting, Inc. (Marlin). American acquired WFLN-FM in Philadelphia, Pennsylvania, WQRS-FM in Detroit, Michigan and WTMI-FM in Miami, Florida for an aggregate purchase price of approximately $58.5 million, together with the assumption of approximately $9.0 million of long-term debt which was paid in full at closing. The acquisition was financed through a $4.0 million escrow deposit and available cash. The principal stockholder of Marlin immediately thereafter acquired WTMI-FM from the Company for approximately $18.0 million in cash. Proceeds from the sale of WTMI-FM were held in an escrow account pursuant to a like-kind exchange agreement and were utilized to fund the Portland and San Jose transaction discussed above. The Company retained certain Philadelphia real estate and tower assets valued at approximately $1.0 to 2.0 million. In June 1996, the Company entered into an agreement with an unaffiliated party pursuant to which it will exchange the assets of the Philadelphia station for two stations in Sacramento and sell the Detroit station for approximately $20.0 million in cash. This party began programming the Philadelphia and Detroit stations under an LMA in June 1996. See Note 6 - "Other Transactions - Sacramento." The net assets and liabilities of the Detroit and Philadelphia stations included in this exchange agreement are carried on the consolidated balance sheet as Net Assets held under exchange agreement.

      Tower Subsidiary: In April 1996, American Tower Systems, Inc. ("the Tower Subsidiary") acquired BDS Communications, Inc. and BRIDAN Communications Corporation for approximately $9.1 million which consisted of 257,495 shares of the Company's Class A Common Stock valued at approximately $7.4 million and the assumption of approximately $1.7 million of long-term debt, of which approximately $1.5 million was paid at closing. BDS Communications owned three towers in Pennsylvania and BRIDAN Communications managed or had sublease agreements on approximately forty tower sites located throughout the Mid-Atlantic region.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



    5.      Acquisitions - (continued):

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

      The above acquisitions have been accounted for by the purchase method of accounting. The purchase price has been allocated to the assets acquired, principally intangible and tangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill.

      The operating results of these acquisitions have been included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred as of January 1, 1995 and 1996 after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1995 and 1996 or of results which may occur in the future.


      In thousands, except per share data:


                                                     Nine Months Ended                Nine Months Ended
                                                     September 30,1996               September 30, 1995


Net revenues.........................................        $      143,180             $      110,905
Income before extraordinary items...........                          2,046                      5,697
Net income...........................................                   707                      3,427
Net income (loss) applicable to common
   stockholders......................................               (1,861)                      2,612
Net income (loss) per common share........                   $        (.09)             $          .19

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

6. Other transactions - During the first nine months of 1996, the Company agreed to purchase (or is in the process of negotiating agreements to purchase) additional stations and tower related assets as follows:

      Charlotte, Kansas City, Philadelphia, Pittsburgh, New Orleans, Sacramento, Seattle, and St. Louis: In August 1996, the Company entered into a merger agreement (as amended in September 1996) with EZ Communications, Inc. (EZ) pursuant to which EZ will either be merged with and into a subsidiary of the Company or EZ will be merged directly with and into the Company (the EZ Merger). Pursuant to the merger agreement, each outstanding share of EZ Common Stock will be converted into (i) $11.75 in cash and (ii) 0.9 shares of the Company's Class A Common Stock. Based on the number of shares of EZ Common Stock outstanding at October 1, 1996, the Company will pay approximately $106.9 million in cash and issue approximately 8,191,000 shares of the Company's Class A Common Stock (excluding options to purchase an aggregate of 532,200 shares of the Company's Class A Common Stock which will be assumed pursuant to the EZ Merger). EZ owns and/or manages twenty-two radio stations in eight markets as follows: WSOC- FM and WSSS-FM in Charlotte, North Carolina; KFKF-FM, KBEQ-AM/FM in Kansas City, Missouri; WIOQ-FM and WUSL-FM in Philadelphia, Pennsylvania; WBZZ -FM and WZPT-FM in Pittsburgh, Pennsylvania; WRNO-FM, WEZB-FM and WBYU-AM in New Orleans, Louisiana; KNCI-FM, KRAK-FM and KHTK-AM in Sacramento, California; KZOK-FM, KMPS-AM/FM and KYCW-FM in Seattle, Washington and KYKY-FM and KSD-AM/FM in St. Louis, Missouri. EZ is a party to an asset exchange agreement which is expected to be consummated prior to the EZ Merger, pursuant to which EZ will exchange the New Orleans stations for KBKS-FM and KRPM-FM in Seattle. As a result of existing FCC regulations and the Sacramento stations owned and those under agreement to purchase or sell, upon consummation of the EZ Merger, the Company will be required to sell one radio station in Sacramento (in addition to KXOA-FM and KSTE-AM). See "West Palm Beach" below and Note 7. EZ is also in the process of negotiating definitive agreements pursuant to which it will exchange its Philadelphia stations for stations in Charlotte, North Carolina, purchase or exchange additional Charlotte stations and sell the assets of KMPS-AM is Seattle, Washington. Consummation of these transactions is expected to occur subsequent to consummation of the EZ Merger. Subject to the receipt of stockholder FCC approval and the expiration or earlier termination of the Hart-Scott-Rodino Antitrust Improvements Act of 1986 (HSR ACT) waiting period, the Company expects to consummate the EZ Merger in the first quarter of 1997. In the event that EZ terminates the merger agreement because of fiduciary duties relating to another offer, the Company has the right to receive a liquidated damages payment of $15.0 million or, at the Company's option, $10.0 million and the right to purchase all of the EZ radio stations in any one market at fair market value. In November 1996, the Company and EZ mailed a joint proxy statement to the shareholders of each company and such proxy will be voted upon at separate stockholder meetings to be held in late December 1996.

      Boston, Worcester: In July 1996, the Company entered into an agreement to purchase the assets of WAAF- FM and WWTM-AM in Worcester, Massachusetts for approximately $24.8 million in cash. The Company began programming and marketing the stations pursuant to an LMA in August 1996. The transaction has been granted early termination of the HSR Act waiting period and FCC approval has been received. The Company expects to consummate this acquisition in the first quarter of 1997.

      Baltimore: In September 1996, the Company entered into an agreement to acquire WWMX-FM and WOCT- FM in Baltimore, Maryland for approximately $90.0 million in cash. The Company began managing the stations pursuant to an LMA in November 1996. The HSR Act waiting period has expired and, subject to the receipt of FCC approval, the Company expects to consummate the acquisition in the first quarter of 1997.

      Buffalo: In March 1996, the Company loaned Palm Beach Radio Broadcasters, Inc. ("PBRB") approximately $8.0 million to finance the acquisition of WBLK-FM in Buffalo, New York. The Company has an option to acquire, and a right of first refusal with respect to, the station. The Company began programming and marketing the station pursuant to an LMA in March 1996. The Company plans to exercise its option to acquire the station in November 1996. Subject to the receipt of FCC approval, such acquisition is expected to be consummated in the first quarter of 1997 using proceeds from the loan.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




   6.  Other transactions - (continued):

      Dayton: In January 1996, the Company entered into a nonbinding letter of intent to acquire for approximately $12 million WLQT-FM and WBTT-FM (formerly WDOL-FM) in Dayton, Ohio. Because of then existing FCC regulations, the Company assigned its rights under the letter of intent to PBRB which entered into the definitive purchase and sale agreement with the owner of the stations. In March 1996, the Company loaned PBRB approximately $12.0 million to finance the acquisition and has an option to purchase the stations. The Company began managing the stations pursuant to an LMA in April 1996. In September 1996, the Company exercised its option to acquire the stations and will finance the acquisition with proceeds from the loan. Subject to the receipt of FCC approval, this acquisition is expected to be consummated in the first quarter of 1997.

      In December 1995, the Company loaned approximately $1.1 million to the buyer to finance the acquisition of WXEG-FM serving Dayton and purchased from Mr. Steven B. Dodge, Chairman of the Board, President and Chief Executive Officer of the Company, interim loans of approximately $2.2 million (including accrued interest) which he had made to the seller of the station and which had been assumed by the new owner of the station. The Company began programming and marketing the station pursuant to an LMA in April 1996. The Company intends to exercise its option to acquire the station, subject to receipt of FCC approval, in a transaction which is expected to be consummated in the fourth quarter of 1996.

      Fresno: In July 1996, the Company entered into an agreement to purchase the assets of KNAX-FM and KRBT-FM in Fresno, California for approximately $11.0 million in cash. The Company began managing the stations pursuant to an LMA in August 1996. Subject to the receipt of FCC approvals, the Company expects to consummate this acquisition in the fourth quarter of 1996.

      In July 1996, the Company entered into an agreement to purchase the assets of KOQO-AM/FM in Fresno, California for approximately $6.0 million in cash. The Company began programming and marketing the stations pursuant to an LMA in August 1996. Subject to the receipt of FCC approvals, the Company expects to consummate this acquisition in the first quarter of 1997.

      Hartford: In August 1996, the Company entered into an agreement to sell WNEZ-AM serving New Britain, Connecticut for approximately $0.75 million. FCC approval has been received and the sale is expected to be consummated in the first quarter of 1997.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



6.    Other transactions - (continued):

      Rochester: In February 1996, the Company entered into an agreement to acquire two FM (WVOR-FM and WPXY-FM) and two AM (WHAM-AM and WHTK-AM) stations serving the Rochester, New York market for a purchase price of approximately $30.5 million (the "Rochester Acquisition"). The FCC has approved the transfer of the FCC licenses and, subject to the terms of a consent decree with the Antitrust Division of the Department of Justice (the Antitrust Division) (the Rochester Consent Decree) described below, the Company expects to consummate the Rochester Acquisition in the first quarter of 1997. On May 17, 1996, American and the seller received second requests for additional information from the Antitrust Division. Although the Company continues to believe that the acquisition complies with the antitrust laws, the Antitrust Division has expressed concerns regarding its effect on the Rochester market. Under the HSR Act, the Rochester Acquisition could not be consummated until twenty (20) days after the Company and the seller substantially complied with such second requests. The Company and the seller furnished extensive material to the Antitrust Division in July 1996 and thus substantially complied with the second request and subsequently entered into an agreement with the Antitrust Division whereby the Company agreed not to consummate the Rochester Acquisition unless first providing the Antitrust Division with fifteen
      (15) days prior notice. The Company engaged in ongoing negotiations with the Antitrust Division in an effort to reach a settlement of the matter and as a result of those negotiations, on October 24, 1996, the Company and the seller entered into the Rochester Consent Decree with the Antitrust Division and the Attorney General of the State of New York, pursuant to which, among other things, the Company may consummate the Rochester Acquisition. However, it must then divest, within a certain specified period of time, WHAM(AM) and WVOR(FM). As part of the Rochester Consent Decree, the Company agreed not to acquire any additional stations in the Rochester market, other than, with certain specified exceptions, one Class A FM station. Giving effect to the Rochester Consent Decree, American will own three FM stations (WCMF-FM, WRMM- FM, and WPXY-FM), one AM station (WHTK-AM) and may purchase one additional Class A FM station in Rochester. (See Note 7).

      The Rochester Consent Decree also provides that the Company will terminate a joint sales agreement with WNVE-FM and assign to a third party its option to purchase this FM station in Rochester. The Rochester Consent Decree is subject to approval by the United States District Court for the District of Columbia and a sixty-day public comment period. In the unlikely event that the District Court does not approve the Rochester Consent Decree, the Antitrust Division or others could take action under the antitrust laws to enjoin or otherwise challenge the Rochester Acquisition. In such event, there can be no assurance that such a challenge will not be made or, if made, will not be successful.

      In July 1996, the Company loaned the owner of the stations to be acquired approximately $28.5 million (the Rochester Loan). The Rochester Loan is a nonrecourse loan, collateralized by the assets of the stations, bears interest at a rate equal to the Company's borrowing rate under the Company Credit Agreement and matures in June 2001. Under the terms of the Rochester Acquisition, the Company has the right to assign its right to acquire those stations which are part of the Rochester Acquisition which it does not acquire. The Company will use the Rochester Loan (together with an escrow deposit) to acquire the stations.

      In an unrelated transaction, the Company has agreed to contribute the assets of WCMF-AM to an educational institution in the Rochester, New York area.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


6.    Other transactions - (continued):

      Sacramento: In June 1996, the Company entered into an agreement to exchange the Philadelphia station which it acquired as part of the Marlin transaction (see Note 5) for KSFM-FM and KMJI-AM serving Sacramento, California. As part of such transaction (the "Secret Transaction"), the Company will sell the Detroit station acquired as part of the Marlin transaction to the owner of the Sacramento stations for approximately
      $20.0 million. The Company is currently programming and marketing the Sacramento stations under an LMA and the prospective acquiror of the Philadelphia and Detroit stations is programming and marketing those stations under LMAs. The Company has received the required FCC approval and, subject to the satisfactory resolution of the matters described in the following sentence, the Secret Transaction is expected to be consummated in the fourth quarter of 1996. On October 11, 1996, the Company and the seller received second requests for additional information about the acquisition from the Antitrust Division. Under the HSR Act, the Secret Transaction may not be consummated until twenty (20) days after American and the seller have substantially complied with such Second Requests. Although the Company believes the acquisition complies with the antitrust laws, the Antitrust Division has expressed concerns regarding its effect on the Sacramento market. The parties to the Secret Transaction intend to engage in discussions with the Antitrust Division to address those concerns. The Antitrust Division or others could take action under the antitrust laws to enjoin or otherwise challenge the Secret Transaction. There can be no assurance that such a challenge will not be made or, if made, will not be successful.

      In July 1996, the Company entered into an agreement to purchase the assets of KXOA-AM/FM and KQPT- FM in Sacramento, California for approximately $50.0 million in cash. The Company began managing the stations pursuant to an LMA in August 1996. Subject to the receipt of FCC approvals and the expiration or earlier termination of the HSR Act waiting periods, the Company expects to consummate the acquisition in the first quarter of 1997. (See Note 7).

      San Jose: In August 1996, the Company entered into an agreement to purchase the assets of KBAY-FM and KKSJ-AM in San Jose, California for approximately $30.0 in cash. Subject to regulatory compliance, the Company will program and manage the stations pursuant to an LMA prior to the consummation of the acquisition. Subject to the receipt of FCC approvals and the expiration or earlier termination of the HSR Act waiting periods, the Company expects to consummate the acquisition in the first quarter of 1997.

      West Palm Beach: In March 1996, the Company loaned PBRB $7.2 million to finance the acquisition of WHLG-FM and WSTU-AM. The Company has an option to acquire, and a right of first refusal with respect to, the stations. PBRB also owns WPBZ-FM, as a result of an earlier assignment of the right to acquire such station by the Company. The Company intends to exercise its option to acquire WHLG-FM and WPBZ-FM (which acquisitions may take the form of a merger of PBRB into the Company). Subject to FCC approval and the expiration or earlier termination of the HSR Act waiting periods, such acquisitions are expected to occur in the first half of 1997 utilizing proceeds from the WHLG-FM and WPBZ-FM loans in the aggregate principal amount of approximately $17.0 million and $2.75 million in cash.

      In July 1996, the Company entered into an asset exchange agreement to exchange the assets of KSTE-AM in Sacramento, California plus $33.0 million in cash for the assets of WEAT-FM, WEAT-AM and WOLL-FM in West Palm Beach, Florida. The party to the exchange agreement began programming and marketing KSTE-AM pursuant to an LMA and the Company began programming and marketing the West Palm stations pursuant to an LMA in August 1996. Subject to the receipt of FCC approvals and the expiration or earlier termination of the HSR Act waiting periods, the Company expects to consummate the exchange in the first quarter of 1997. Under current FCC regulations, the Company is permitted to own five FM stations in West Palm Beach; accordingly, it will be required to dispose of one station in West Palm Beach.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


6.    Other transactions - (continued):

      Tower Subsidiary: In July 1996, the Tower Subsidiary entered into letters of intent with three entities which are affiliated with one another to acquire tower sites and a tower site management business in California for an aggregate purchase price of approximately $32.1 million. Consummation of the transaction is conditioned on, among other things, negotiation and execution of definitive purchase and sale agreements and the expiration or earlier termination of the HSR Act waiting period. Subject to such expiration or termination, the acquisitions are expected to be consummated in the first quarter of 1997.

      In July 1996, the Tower Subsidiary entered into a partnership agreement with an unaffiliated party relating to the ownership and operation of a tower site in Needham, Massachusetts and, advanced approximately $3.7 million to the partnership. The Tower Subsidiary has a 50.1% interest in the partnership. The accounts of the partnership are included in the consolidated financial statements, with the other partner's investment reflected as minority interest in subsidiary on the consolidated balance sheet.

      In August, 1996, the Tower Subsidiary executed a commitment letter with a bank relating to a $90.0 million eight-year secured revolving credit facility. Consummation of the revolving credit facility is conditioned, among other things, on negotiation and execution of a definitive credit agreement.

      Other: In August 1996, the Company advanced an additional $243,000 to Back Bay for a promissory note, bearing interest at 10% per annum and maturing 2002.

      As of September 30, 1996 the Company had deposits totaling approximately $24.0 million relating to pending acquisitions.

7.    Subsequent events -

      Subsequent to September 30, 1996, the Company acquired or agreed to purchase and sell (or is in the process of negotiating agreements to purchase and sell) additional stations and tower related assets as follows:

      Baltimore: In October 1996, the Company acquired WBGR-AM serving Baltimore, Maryland for a purchase price of approximately $2.8 million. The acquisition was financed through a $.2 million escrow deposit and available cash.

      Las Vegas: In October 1996, the Company acquired the assets of KMZQ-FM and KXTE-FM, (formerly KFBI-FM), in Las Vegas, Nevada for approximately $28.0 million in cash. The Company had been programming and marketing the stations pursuant to an LMA since May 1996. The acquisition was financed through a $2.5 million escrow deposit and borrowings under the 1995 Credit Agreement.

      Omaha: In October 1996, the Company entered into an agreement to sell KGOR-FM and KFAB-AM and Business Music Service in Omaha, Nebraska for approximately $39.0 million in cash. Subject to the receipt of FCC approval and the expiration or earlier termination of the HSR waiting period, the Company expects to consummate the sale in the first quarter of 1997.

      Rochester: In October 1996, the Company also entered into a letter of intent to purchase WAQB(FM), a newly licensed Class A FM radio station in Rochester, New York which is not yet on-the-air, for approximately $3.5 million in cash.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

7.    Subsequent events - (continued):

      Sacramento: In October 1996, the Company entered into an agreement to sell KXOA-FM for approximately $27.5 million in cash. Subject to the receipt of FCC approvals and the expiration or earlier termination of the HSR waiting period, the Company expects to consummate the sale in the first half of 1997.

      Tower Subsidiary: In November 1996, the Tower Subsidiary acquired the assets of a tower site in the Hampton, Virginia for approximately $1.3 million. The acquisition was financed with borrowings under the 1995 Credit Agreement.

      In November 1996, the Tower Subsidiary acquired the assets of a tower site located in North Stonington, Connecticut for approximately $0.875 million in cash.

      In October 1996, the Tower Subsidiary entered into an agreement to acquire a tower site in the Los Angeles, California area for approximately $0.75 million in cash. The Company expects to consummate the acquisition in the fourth quarter of 1996.

      The Company is also pursuing the purchase or exchange of additional radio stations and tower related businesses, none of which have definitive purchase agreements.

8.    Subsidiary Guarantees:

      The Company's payment obligations under the Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Subsidiary Guarantees"), on a senior subordinated basis by its wholly owned subsidiary American Radio Systems License Corp. ("ARSLC") and any future Restricted Subsidiaries (collectively "Restricted Guarantors"). ARSLC has also and unconditionally guaranteed, any future Subsidiaries will be required to guarantee, on a joint and several basis (collectively, the "Senior Subsidiary Guarantees"), all obligations of the Company under the 1995 Credit Agreement. The Tower Subsidiary has not guaranteed obligations under the 1995 Credit Agreement or the Subordinated Notes.

      The Subordinated Notes and the Subsidiary Guarantees are subordinated to all Senior Debt of the Company including indebtedness under the 1995
      Credit Agreement and the Senior Subsidiary Guarantees. The indenture governing the Subordinated Notes contains limitations on the amount of indebtedness (including Senior Debt) which the Company may incur.

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

      The following unaudited condensed consolidating financial data illustrates the composition of the combined guarantors. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the guarantors. No single guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness described above.

      Investments in subsidiaries are accounted for by the parent on the equity method for purposes of the supplemental consolidating presentation.
      Earnings of subsidiaries are therefore reflected in the parent's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



8.    Subsidiary Guarantees - (continued):



                                                        Condensed Consolidating Balance Sheet
                                                                 September 30, 1996
                                                               (Dollars in thousands)


                                                        Parent and    Guarantor    Non-guarantor                   Consolidated
                                                      its Divisions   Subsidiary    Subsidiary     Eliminations       Totals

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                             $   12,980                  $    1,574                    $    14,554
   Accounts receivable, net                                  41,715                         256                         41,971
   Prepaid expenses and other current assets                  1,998                          39                          2,037
   Note receivable - other                                    1,150                                                      1,150
   Deferred income taxes                                      1,162                                                      1,162
                                                         ----------    ----------    ----------                    -----------
      Total current assets                                   59,005                       1,869                         60,874

PROPERTY AND  EQUIPMENT, NET                                  67,238                     18,585                         85,823
OTHER ASSETS :
   Investment in and advances to Subsidiaries               193,187                                $  (193,187)              0
   Station investment notes receivable                       70,120                                                     70,120
   Goodwill - net                                           216,513                       9,960                        226,473
   FCC licenses - net                                        49,133    $  167,515                                      216,648
   Other intangible assets - net                             20,391                       2,036                         22,427
   Deposits and other long-term assets                       25,296                          78                         25,374
   Net assets held under exchange agreement-net              46,440                                                     46,440
                                                         ----------    ----------    ----------    -----------     -----------
      Total other assets                                    621,080       167,515        12,074       (193,187)        607,482
                                                         ----------   -----------    ----------    ------------    -----------
TOTAL ASSETS                                             $  747,323    $  167,515    $   32,528    $  (193,187)    $   754,179
                                                         ==========    ==========    ==========    ============    ===========

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



8.          Subsidiary Guarantees - (continued):



                                                        Condensed Consolidating Balance Sheet
                                                                 September 30, 1996
                                                               (Dollars in thousands)

                                                        Parent and    Guarantor    Non-guarantor                   Consolidated
                                                      its Divisions   Subsidiary    Subsidiary     Eliminations       Totals

LIABILITIES AND STOCKHOLDERS'
   EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt                  $      436                  $      117                     $           553
   Accounts payable and accrued expenses                     23,244                         890                              24,134
                                                         ----------    ----------    ----------    ------------     ---------------
   Total current liabilities                                 23,680                       1,007                              24,687

NON-CURRENT LIABILITIES
   Deferred income taxes                                     42,806                         209                              43,015
   Other long-term liabilities                                2,224                          12                               2,236
   Long-term debt                                           282,759                       1,990                             284,749
                                                         ----------    ----------    ----------    -------------    ---------------
      Total non-current liabilities                         327,789                       2,211                             330,000
MINORITY INTEREST IN SUBSIDIARY                                                            3,638                              3,638

STOCKHOLDERS'  EQUITY
   Preferred Stock                                                1                                                               1
   Common Stock                                                 210                                                             210
   Additional paid-in capital                            $  390,487    $  167,515    $   25,872    $   (193,387)            390,487
   Retained earnings                                          5,914                        (200)             200              5,914
   Treasury stock                                              (438)                                                          (438)
   Unearned compensation                                       (320)                                                          (320)
                                                         ----------    ----------    ----------    -------------    ---------------
      Total stockholders' equity                            395,854       167,515        25,672        (193,187)            395,854
                                                         ----------    ----------    -----------   -------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                 $  747,323    $  167,515    $   32,528    $   (193,187)    $       754,179
                                                         ==========    ==========    ==========    =============    ===============

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



8.          Subsidiary Guarantees - (continued):


                                                   Condensed Consolidating Statement of Operations
                                                    For the Nine Months Ended September 30, 1996
                                                               (Dollars in thousands)


                                                        Parent and    Guarantor    Non-guarantor                   Consolidated
                                                      its Divisions   Subsidiary    Subsidiary(a)  Eliminations       Totals


Net broadcast revenues                                   $  111,424                                               $         111,424
Tower revenues                                                  601                $    1,619    $        (62)                2,158
License fees charged to Parent                              (4,032)    $  4,032                                                   0
                                                         ----------    --------    ----------    -------------    -----------------
Total net revenues                                          107,993       4,032         1,619             (62)              113,582

  Operating expenses excluding
    depreciation and amortization and
    corporate general and administrative
    expenses                                                 77,052           6         1,175             (62)               78,171
  Net local marketing agreement expense                       4,878                                                           4,878
  Depreciation and amortization                               7,664       2,663           638                                10,965
  Corporate general and administrative                        3,615                                                           3,615
                                                         ----------    --------    ----------    -------------    -----------------
Operating income (loss)                                      14,784       1,363         (194)                0               15,953

Other income (expense):
  Interest income                                             4,723                        19                                 4,742
  Interest expense                                         (15,165)                      (52)                              (15,217)
  Gain (loss) on sale of assets and other                       172                                                             172
  Equity in (loss) of subsidiaries, net of
     income taxes recorded at the
     subsidiary level                                         (227)                                        227                    0
                                                         ----------    --------    ----------    -------------    -----------------
Income (loss) before income taxes                             4,287       1,363         (227)              227                5,650
  Provision (benefit) for income taxes                        1,598       1,363                                               2,961
                                                         ----------    --------    ----------    -------------    -----------------
Net income (loss)                                             2,689           0         (227)              227                2,689
Preferred stock dividends                                   (2,567)                                                         (2,567)
                                                         ----------    --------    ----------    -------------    -----------------
Net income applicable to common
     shares                                              $     122    $       0    $    (227)    $         227    $             122
                                                         =========    =========    ==========    =============    =================

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



8.          Subsidiary Guarantees - (continued):


                                                   Condensed Consolidating Statement of Operations
                                                    For the Three Months Ended September 30, 1996
                                                               (Dollars in thousands)


                                                Parent and         Guarantor         Non-guarantor             Consolidated
                                              its Divisions        Subsidiary        Subsidiary(a) Eliminations   Totals

Net broadcast revenues                         $          51,552                                               $       1,552
Tower revenues                                               202                      $     798   $      (62)            938
License fees charged to Parent                            (3,050)  $          3,050                                        0
                                              ------------------   ----------------   ---------   ----------   -------------
Total net revenues                                        48,704              3,050         798          (62)         52,490

  Operating expenses excluding
    depreciation and amortization and
    corporate general and administrative
    expenses                                              34,973                  2         483          (62)         35,396
  Net local marketing agreement expense                    2,289                                                       2,289
  Depreciation and amortization                            4,127              1,685         315                        6,127
  Corporate general and administrative                     1,275                                                       1,275
                                              ------------------   ----------------   ---------   ----------   -------------
Operating income (loss)                                    6,040              1,363           0            0           7,403

Other income (expense):
  Interest income                                          1,084                             18                        1,102
  Interest expense                                        (6,214)                           (40)                      (6,254)
  Gain (loss) on sale of assets and other                    208                                                         208
  Equity in (loss) of subsidiaries, net of
     income taxes recorded at the
     subsidiary level                                       (114)                                        114               0
                                              ------------------   ----------------   ---------   ----------   -------------
Income (loss) before income taxes                          1,004              1,363         (22)         114           2,459
Provision (benefit) for income taxes                          70              1,363          92                        1,525
                                              ------------------   ----------------   ---------   ----------   -------------
Net income (loss)                                            934                  0        (114)         114             934
                                              ------------------   ----------------   ---------   ----------   -------------
Preferred stock dividends                                 (2,434)                                                     (2,434)
                                               -----------------   ----------------   ----------   ---------   -------------
Net applicable to common shares                $          (1,500)  $              0   $     (114)  $     114   $      (1,500)
                                               =================   ================   ==========   =========   =============

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



8.          Subsidiary Guarantees - (continued):


                                                   Condensed Consolidating Statement of Cash Flows
                                                    For the Nine Months Ended September 30, 1996
                                                               (Dollars in thousands)



                                                     Parent and     Guarantor      Non-guarantor                   Consolidated
                                                    its Divisions   Subsidiary     Subsidiary    Eliminations       Totals



Cash flows provided by (used for) operating
      activities                                   $       17,268                  $      1,210                   $       18,478
                                                   --------------   ------------   ------------   --------------  --------------

Investing Activities:
  Payments for purchase of property and
        equipment and intangible assets                    (5,249)                       (4,713)                          (9,962)
  Proceeds from radio station sales                        18,000                                                         18,000
  Payments for radio station acquisitions                (286,172)                                                      (286,172)
  Payments for  tower related acquisitions                                               (8,803)                          (8,803)
  Issuance of station investment notes
      receivable                                          (56,522)                                                       (56,522)

  Deposits and other long-term assets                     (39,217)                          (64)                         (39,281)
                                                   --------------   ------------   ------------   --------------  --------------
Cash flows used by investing activities                  (369,160)                      (13,580)                        (382,740)
                                                   --------------   ------------   ------------   --------------  --------------


Financing Activities:
  Borrowings under Credit Agreement and
      other                                               110,590                                                        110,590
  Repayment of Credit Agreements                         (151,500)                                                      (151,500)
  Net proceeds from debt offering - net of
        discount                                          168,321                                                        168,321
  Net proceeds from equity offerings and
      options                                             248,198                                                        248,198
  Repayment of other obligations                             (654)                          (28)                            (682)
  Investment in and advances to subsidiaries                                             13,972          (13,972)              0
                                                   --------------   ------------   ------------   --------------  --------------
Cash flows from financing activities                      374,955                        13,944          (13,972)        374,927
Increase in cash and cash equivalents                      23,063                         1,574          (13,972)         10,665

Cash and cash equivalents at beginning
       of period                                            3,890                             0                            3,890
                                                   --------------   ------------   ------------   --------------  --------------
Cash and cash equivalents at end of period         $       26,953   $          0     $    1,574   $      (13,972) $       14,555
                                                   ==============   ============     ==========   ==============  ==============

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



8.          Subsidiary Guarantees - (continued):


                                                        Condensed Consolidating Balance Sheet
                                                                  December 31, 1995
                                                               (Dollars in thousands)


                                                        Parent and     Guarantor         Non-guarantor                  Consolidated
                                                      its Divisions    Subsidiary         Subsidiary      Eliminations       Totals

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                         $         3,890                                                     $     3,890
   Accounts receivable, net                                   24,352                   $             37                       24,389
   Note receivable-other                                       1,108                                                           1,108
   Prepaid expenses and other current assets                   2,281                                                           2,281
   Deferred income taxes                                       1,162                                                           1,162
                                                     ---------------  ---------------  ----------------  ------------   ------------
      Total current assets                                    32,793                                 37                       32,830

PROPERTY AND EQUIPMENT                                        28,040                              3,746                       31,786
OTHER ASSETS:
   Investment in and advances to subsidiaries                 48,771                                     $    (48,771)             0
   Station investment notes receivable                        49,097                                                          49,097
   Goodwill                                                   66,464                                                          66,464
   FCC licenses                                                       $        45,023                                         45,023
   Other intangible assets                                    15,840                                 24                       15,864
   Deposits and other long-term assets                         7,718                                 14                        7,732
                                                     ---------------  ---------------  ----------------  ------------   ------------
      Total other assets                                     187,890           45,023                38       (48,771)       184,180
                                                     ---------------  ---------------  ----------------  ------------   ------------
TOTAL ASSETS                                         $       248,723  $        45,023  $          3,821  $    (48,771)  $    248,796
                                                     ===============  ===============  ================  ============   ============

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



8.          Subsidiary Guarantees - (continued):


                                                        Condensed Consolidating Balance Sheet
                                                                  December 31, 1995
                                                               (Dollars in thousands)



                                                   Parent and     Guarantor      Non-guarantor                      Consolidated
                                                 its Divisions    Subsidiary     Subsidiary      Eliminations       Totals


LIABILITIES AND STOCKHOLDERS'
     EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt          $          355                                                     $         355
   Accounts payable and accrued expenses                 10,387                  $          42                             10,429
                                                 --------------   ------------   -------------   ----------------   -------------
      Total current liabilities                          10,742                             42                             10,784

NON-CURRENT LIABILITIES
   Deferred income taxes                                  7,899                                                             7,899
   Other long-term liabilities                            1,923                              6                              1,929
   Long-term debt                                       152,149                                                           152,149
                                                 --------------   ------------   -------------   ----------------   -------------
      Total non-current liabilities                     161,971                              6                            161,977

STOCKHOLDERS' EQUITY
   Common Stock                                             144                                                               144
   Additional paid-in capital                            70,928   $     45,023           3,746  $         (48,769)         70,928
   Retained earnings                                      5,792                             27                (27)          5,792
   Unearned compensation                                   (391)                                                             (391)
   Treasury stock                                          (438)                                                             (438)
                                                 --------------   ------------   -------------   ----------------
      Total stockholders' equity                         76,035         45,023           3,773            (48,796)         76,035
                                                 --------------   ------------   -------------   ----------------   -------------
TOTAL LIABILITIES AND
     STOCKHOLDERS'
      EQUITY                                     $      248,748   $     45,023   $       3,821   $        (48,796)  $     248,796
                                                 ==============   ============   =============   ================   =============

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


8.          Subsidiary Guarantees - (continued):


                                                   Condensed Consolidating Statement of Operations
                                                    For the Nine Months Ended September 30, 1995
                                                               (Dollars in thousands)




                                                         Parent and      Guarantor      Non-guarantor                  Consolidated
                                                         its Divisions   Subsidiary     Subsidiary (a) Eliminations       Totals


Net broadcast revenues                                                                  $      69,622                  $     69,622
License fees                                                             $      1,223          (1,223)                            0
                                                         -------------   ------------   -------------   ------------   ------------
Total net revenues                                                              1,223          68,399                        69,622

Operating expenses excluding depreciation and
      amortization and corporate general and
      administrative expenses                                                       6          48,568                        48,574
Net local marketing agreement expenses                                                            150                           150
Depreciation and amortization                                                   1,217           8,096                         9,313
Corporate general and administrative                                                            2,578                         2,578
                                                         -------------   ------------   -------------   ------------   ------------
Operating income                                                                    0           9,007                         9,007

Other income (expense):
  Interest income                                                                               1,183                         1,183
  Interest expense                                       $         (56)                        (8,916)                       (8,972)
  Gain on sale of assets and other                                                             11,551                        11,551
  Equity in (loss) of subsidiaries, net of income
      taxes recorded at the subsidiary level                     7,373                                  $     (7,373)             0
                                                         -------------   ------------   -------------   ------------   ------------
Income before income taxes                                       7,317              0          12,825         (7,373)        12,769
  Provision for income taxes                                                                    5,452                         5,452
                                                         -------------   ------------   -------------   -------------   -----------
Net income                                                       7,317              0           7,373          (7,373)        7,317
                                                         -------------   ------------   -------------   -------------   -----------
  Redeemable common and preferred stock
      dividends                                                   (815)                                                        (815)
                                                         -------------   ------------   -------------   -------------   -----------
Net income applicable to common shares                   $       6,502   $          0   $       7,373   $      (7,373)        6,502
                                                         =============   ============   =============   =============   ===========


(a)         Includes American Radio Systems, Inc. (ARSI), a wholly owned subsidiary of the Company until December 1995.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


8.          Subsidiary Guarantees - (continued):


                                                   Condensed Consolidating Statement of Operations
                                                    For the Three Months Ended September 30, 1995
                                                               (Dollars in thousands)




                                                         Parent and      Guarantor      Non-guarantor                  Consolidated
                                                         its Divisions   Subsidiary     Subsidiary (a)  Eliminations      Totals


Net broadcast revenues                                                                   $    25,109                   $     25,109
License fees                                                             $         476          (476)                             0
                                                         -------------   -------------   -----------   -------------   ------------
Total net revenues                                                                 476        24,633                         25,109

Operating expenses excluding depreciation and
      amortization and corporate general and
      administrative expenses                                                        2        15,954                         15,956
Net local marketing agreement expenses                                                           150                            150
Depreciation and amortization                                                      474         2,797                          3,271
Corporate general and administrative                                                           1,094                          1,094
                                                         -------------   -------------   -----------   -------------   ------------
Operating income                                                                     0         4,638                          4,638

Other income (expense):
  Interest income                                                                                926                            926
  Interest expense                                                                            (3,087)                        (3,087)
  Gain (loss) on sale of assets and other                                                         (8)                            (8)
  Equity in (loss) of subsidiaries, net of income
      taxes recorded at the subsidiary level             $       1,435                                 $     (1,435)              0
                                                         -------------   -------------   -----------   -------------   ------------
Income before income taxes                                       1,435               0         2,469         (1,435)          2,469
   Provision for income taxes                                                                  1,034                          1,034
                                                         -------------   -------------   -----------   ------------   -------------
Net income                                                       1,435               0         1,435         (1,435)          1,435
  Redeemable common and preferred stock
      dividends                                          -------------   -------------   -----------   ------------   -------------
Net income applicable to common shares                   $       1,435   $           0   $     1,435   $     (1,435)  $       1,435
                                                         =============   =============   ===========   ============   =============


(a)         Includes American Radio Systems, Inc. (ARSI), a wholly owned subsidiary of the Company until December 1995.

                       AMERICAN RADIO SYSTEMS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


8.          Subsidiary Guarantees - (continued):


                                                   Condensed Consolidating Statement of Cash Flows
                                                    For the Nine Months Ended September 30, 1995
                                                               (Dollars in thousands)



                                                     Parent and      Guarantor      Non-guarantor                       Consolidated
                                                     its Divisions   Subsidiary     Subsidiary (a)    Eliminations         Totals


Cash flows from operating activities                                                 $         4,091                    $     4,091
                                                      ------------   -------------   ---------------   --------------   -----------

Investing Activities:
  Payments for purchase of property, equipment
     and intangible assets                                                                    (4,906)                        (4,906)
  Proceeds from asset and station sales                                                       15,283                         15,283
  Payments for purchase of radio stations                                                    (31,016)                       (31,016)
  Issuance of station investment notes
     receivable                                                                              (45,250)                       (45,250)
  Proceeds from repayment of station
     investment notes receivable                                                               3,000                          3,000
  Deposits and other long-term assets                                                         (6,428)                        (6,428)
                                                      ------------   -------------   ---------------   --------------   -----------
Cash flows used by investing activities                                                      (69,317)                       (69,317)
                                                      ------------   -------------   ---------------   --------------   -----------

Financing Activities:
  Borrowings under credit agreements                                                          66,500                         66,500
  Repayment of credit agreements                                                             (54,000)                       (54,000)
  Net proceeds from offerings and options                                                     70,934                         70,934
  Redemption of senior common stock                                                          (14,580)                       (14,580)
  Purchase of treasury stock                                                                    (438)                          (438)
  Repayment of other obligations                                                              (1,198)                        (1,198)
                                                      ------------   -------------   ---------------   --------------   -----------
Cash flows from financing activities                                                          67,218                         67,218

Increase in cash and cash equivalents                                                          1,992                          1,992

Cash and cash equivalents at beginning of                                                      3,168                          3,168
     period                                           ------------   -------------   ---------------   --------------   -----------
Cash and cash equivalents at end of period            $          0   $           0   $         5,160   $            0   $     5,160
                                                      ============   =============   ===============   ==============   ===========

(a)         Includes American Radio Systems, Inc. (ARSI), a wholly owned subsidiary of the Company until December 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Report contains "forward-looking statements" including statements concerning projections, plans, objects, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. The Company wishes to caution readers that certain important factors may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. These important factors include among others, the following: (i) any adverse change in the laws, regulations and policies governing the operation and ownership of radio stations, including, but not limited to, those established by Congress, the Federal Communications Commission, and the Antitrust Division of the U.S. Justice Department; and (ii) the Company's financial leverage as a result of borrowings under its credit facility, which bear interest at variable rates, and the issuance of the Subordinated Notes could make it vulnerable to a rise in interest rates or a downturn in the operating performance of its radio stations or a downturn in economic conditions.

As of September 30, 1996, the Company owned and/or operated forty-six FM and twenty-three AM stations. See Notes 5, 6 and 7 of the unaudited condensed consolidated financial statements for a description of the 1996 station transactions. As of September 30, 1995, the Company owned and/or operated sixteen FM and nine AM stations. The Company acquired WEGQ-FM in Boston in January 1995 and WKGR-FM in West Palm Beach in July 1995. The Company also entered into local marketing agreements with KKMJ-FM, KPTY-FM (relaunched as KAMX-FM) and KJCE-FM in Austin in September 1995, WBLK-FM in Buffalo in March 1996, WSJZ-FM in Buffalo, WLQT-FM, WDOL-AM, WXEG-FM in Dayton, and KSTE-AM in Sacramento in April 1996, KMXB-FM, KMZQ-FM, KXTE-FM, KVEG-AM in Las Vegas, and KSFM-FM, KMJI-FM in Sacramento in May 1996. The Company sold KGGO-FM, KHKI-FM and KDMI-AM in Des Moines in January 1995 and WHWK-FM and WNBF-AM in Binghamton, New York in March 1995. The Tower Subsidiary also purchased eight tower sites and more than 200 antenna management agreements in February 1996 and three additional towers and sublease agreements on approximately forty tower sites located throughout the Mid-Atlantic region in April 1996. These transactions have significantly affected operations for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995.

Nine months ended September 30, 1996 and 1995

Net revenues were $113.6 million for the nine months ended September 30, 1996 compared to $69.6 million for the same nine months in 1995, an increase of $44.0 million or 63.2%. This increase was attributable to revenue growth in some of the Company's existing markets and the impact of the 1996 station acquisitions.

Station operating expenses excluding net local marketing agreement expenses, depreciation and amortization and corporate general and administrative expenses were $78.2 million for the nine months ended September 30, 1996 compared to $48.6 million for the same period in 1995, an increase of $29.6 million or 60.9%. This increase was due to the impact of increased costs associated with the Company's revenue growth.

Net local marketing agreement expenses were $4.9 million for the nine months ended September 30, 1996 compared to $0.2 million for the same nine months in 1995, an increase of $4.7 million based on the agreements discussed above and in Notes 6 and 7. A local marketing agreement is an agreement whereby separately owned and licensed stations may agree to function cooperatively in programming, advertising sales and other matters, subject to compliance with antitrust laws and FCC policies, including the requirement that the licensee of each station maintain independent control over the programming and operations of its own stations. The Company enters into such agreements prior to the consummation of many of its acquisitions. Local marketing agreement expenses for the nine months ended September 30, 1996 are presented net of approximately $1.3 million of revenues earned under such agreements.

Depreciation and amortization was $11.0 million and $9.3 million for the nine months ended September 30, 1996 and September 30, 1995 respectively, an increase of $1.7 million or 18.3%. This increase was primarily attributable to the impact of increased expenses associated with assets acquired in the 1996 station acquisitions.

Corporate general and administrative expenses increased to $3.6 million for the nine months ended September 30, 1996 from $2.6 million for the nine months ended September 30, 1995, an increase of $1.0 million or 38.5%. This increase was primarily attributable to the higher personnel costs associated with supporting the Company's growth.

Interest income was $4.7 million for the nine months ended September 30, 1996 compared to $1.2 million for the nine months ended September 30, 1995, an increase of $3.5 million. The increase is attributable to interest income earned on certain station investment notes and cash equivalents in 1996.

Interest expense was $15.2 million for the nine months ended September 30, 1996 compared to $9.0 million for the 1995 period, an increase of $6.2 million or 68.9%. The increase is related to higher borrowing levels including the Senior Subordinated Notes and to a lesser extent borrowings under the 1995 Credit Agreement in 1996.

The gain (loss) on the sales of assets in 1996 was not material. The gain on sale of assets for 1995 represents gains on the sale of radio broadcasting properties in Binghamton, New York ($3.9 million) and Des Moines, Iowa ($7.7 million).

The provision for income taxes for the nine months ended September 30, 1996 was $3.0 million compared to $5.5 million for nine months ended September 30, 1995. The effective tax rate for the nine months ended September 30, 1996 was approximately 52.4% compared to 42.7% in 1995. The higher effective rate in 1996 is due to the effect of permanent differences, principally amortization of non-deductible goodwill on certain stock acquisitions.

Redeemable common and preferred stock dividends for the nine months ended September 30, 1996 were $2.6 million as compared to $0.8 million for the nine months ended September 30, 1995. The 1996 dividends are attributable to the Convertible Preferred Stock issued in late June 1996. The 1995 dividends were attributable to the Series C Common Stock which was retired in June 1995 with proceeds from the Company's initial public offering.

Net income applicable to common stockholders was $.1 million for the nine months ended September 30, 1996 compared to $6.5 million for the nine months ended September 30, 1995, a decrease of $6.4 million as a result of the factors discussed above.

Three months ended September 30, 1996 and 1995

Net revenues were $52.5 million for the three months ended September 30, 1996 compared to $25.1 million for the same three months in 1995, an increase of $27.4 million or 109.2%. This increase was attributable to revenue growth in some of the Company's existing markets and the impact of the 1996 station acquisitions.

Station operating expenses excluding net local marketing agreement expenses, depreciation and amortization and corporate general and administrative expenses were $35.4 million for the three months ended September 30, 1996 and $16.0 million for the comparable period in 1995, an increase of $19.4 million or 121.3%. This increase was due to increased costs associated with the Company's revenue growth.

Net local marketing agreement expenses were $2.3 million for the three months ended September 30, 1996 compared to $0.2 million for the same three months in 1995 based on the agreements discussed above and in Notes 6 and 7. Local marketing agreement expenses for the three months ended September 30, 1996 are presented net of approximately $1.0 million of revenues earned under such agreements.

Depreciation and amortization was $6.1 million and $3.3 million for the three months ended September 30, 1996 and September 30, 1995 respectively, an increase of $2.8 million or 84.8%. This increase was primarily attributable to the impact of the 1996 station acquisitions.

Results of Operations - (continued):

Corporate general and administrative expenses increased to $1.3 million for the three months ended September 30, 1996 from $1.1 million for the three months ended September 30, 1995 an increase of $.2 million or 18.2%. This increase was primarily attributable to the higher personnel costs associated with supporting the Company's growth.

Interest income was $1.1 million for the three months ended September 30, 1996 compared to $0.9 for the three months ended September 30, 1995, an increase of $0.2 million or 22.2%. The increase is primarily attributable to interest income earned on cash equivalents and to a lesser extent on certain station investment notes.

Interest expense was $6.3 million for the three months ended September 30, 1996 compared to $3.1 million for the 1995 period, an increase of $3.2 million or 103.2%. The increase is related to higher borrowing levels including the Senior Subordinated Notes.

Gain (loss) on the sale of assets during each period was not material.

The provision for income taxes for the three months ended September 30, 1996 was $1.5 million compared to $1.0 million for three months ended September 30, 1995. The effective tax rate for the three months ended September 30, 1996 was approximately 62.0% compared to 41.9% in 1995. The higher effective tax rate in 1996 is due to the effect of permanent differences, principally amortization of non-deductible goodwill on certain stock acquisitions.

Redeemable preferred stock dividends for the three months ended September 30, 1996 were $2.4 million representing dividends on the Convertible Preferred Stock.

Net loss applicable to common stockholders was $1.5 million for the three months ended September 30, 1996 compared to net income of $1.4 million for the three months ended September 30, 1995, a decrease of $2.9 million as a result of the factors discussed above.

Liquidity and Capital Resources

The Company's liquidity needs arise from its acquisition-related requirements, debt service, working capital, capital expenditure and dividend payments.
Historically, the Company has met its operational liquidity needs with internally generated funds and has financed the acquisition of radio broadcasting properties and tower related properties with a combination of bank borrowings and proceeds from the sale of the Company's equity and debt securities. For the nine months ended September 30, 1996 cash flows provided by operating activities was $18.5 million, as compared to $4.1 million for the nine months ended September 30, 1995. The change is primarily attributable to working capital investments related to station acquisition and growth.

Cash flows used for investing activities were $382.8 million for the nine months ended September 30, 1996 as compared to $69.4 million for the nine months ended September 30, 1995. The 1996 increase was due to greater station acquisition activity in 1996 as compared to 1995.

Cash provided by financing activities was $374.9 million for the nine months ended September 30, 1996 as compared to $67.2 million for the nine months ended September 30, 1995. The increase in 1996 was due to the equity and debt offerings described below offset by repayment of borrowings under the 1995 Credit Agreement.

In June 1996, the Company sold pursuant to exemptions under the Securities Act 2,750,000 Depositary Shares, each representing a one-twentieth of a share of its Convertible Exchangeable Preferred Stock, $1,000 liquidation preference. Net proceeds to the Company from the offering were approximately $132.8 million. Approximately $2.6 million of accrued dividends were paid as of September 30, 1996. See Note 4 to the unaudited condensed consolidated financial statements for a description of the Convertible Preferred Stock.

Liquidity and Capital Resources - (continued):

In February 1996, the Company completed (the Equity Offering and the Debt Offering. Pursuant to the Equity Offering, the Company sold 5,514,707 shares of its Class A Common Stock at a price of $27 per share, consisting of 4,000,000 shares sold by the Company 1,013,370 shares sold by selling shareholders and an additional 501,337 shares sold by the Company pursuant to the exercise of the underwriters' over-allotment option. Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $114.5 million.

Pursuant to the Debt Offering, the Company sold $175 million of Subordinated Notes at a discount of $1.4 million yielding 9.125%. Interest on the Subordinated Notes is payable semi-annually on February 1 and August 1 with the face value of the note due on February 1, 2006. The Company, may at its option, redeem, in whole or in part, the Notes beginning February 1, 2001, initially at 104.5% of principal amount declining annually to 100.0% in 2004 and thereafter. The Company is also required to redeem the Notes upon the occurrence of certain events. The Subordinated Notes are subordinate in right of payment to the prior payment in full of the 1995 Credit Agreement and contain certain convenants including, but not limited to, limitations on sales of assets, dividend payments, future indebtedness, issuance of preferred stock and changes in control. The Subordinated Notes are guaranteed by American Radio Systems License Corp., a wholly owned subsidiary of the Company. Proceeds to the Company, net of underwriters' discount and associated costs were approximately $167.3 million.

As of September 30, 1996, the Company had approximately $285.3 million of total long-term debt (including current portion thereof) outstanding. In December 1995, the Company entered into the 1995 Credit Agreement, which, among other things, increased American's borrowing limit and provided the Company with a revolving loan commitment based on the lesser of (a) $300.0 million or (b) an amount based on a financial test. The terms of the 1995 Credit Agreement are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. As of September 30, 1996, $108.5 million of borrowings were outstanding under the 1995 Credit Agreement.

In order to finance acquisitions of radio stations and for general corporate purposes, the Company has borrowed and expects to continue to borrow under the 1995 Credit Agreement and has issued an aggregate of $175.0 million principal amount of the Notes discussed above. As part of the EZ Merger, the Company will, in the case of a direct merger, assume EZ's obligations with respect to $150.0 million principal amount of the EZ Senior Notes and refinance the EZ credit facility as part of the 1995 Credit Agreement. In the case of a subsidiary merger, the EZ credit facility and the EZ Senior Notes will become the obligations of a separate subsidiary. To the extent the holders of the EZ Senior Notes elect to exercise their right to require the Company (or a separate subsidiary) to purchase such Notes as a result of the change of control, the Company will be required to borrow the necessary funds under the Credit Agreement (or the EZ credit facility). In connection with the consummation of the EZ Merger, the Company expects to increase the maximum amount which may be borrowed under the 1995 Credit Agreement (or, in the event of the subsidiary merger, the credit agreements) to $1.0 billion. A substantial portion of the Company's cash flow from operations is required for debt service. The Company believes that cash flow from operations will be sufficient to meet debt service requirements for interest and scheduled payments of principal under the credit agreements and the Notes. However, the Company's leverage could make it vulnerable to a downturn in the operating performance of its radio stations or a downturn in economic conditions.

The Company believes that its cash flows from operations will be sufficient to meet any quarterly debt service requirements for interest and scheduled payments of principal under the Credit Agreement and the Notes. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any of such transactions on favorable terms.

Liquidity and Capital Resources - (continued):

The Company's working capital needs fluctuate throughout the year due to industry-wide seasonality and its broadcast of sporting events at different times during the year. The Company historically has had sufficient cash from its operations to meet its working capital needs and believes that it has sufficient financial resources available to it, including borrowing under the 1995 Credit Agreement, to finance operations for the foreseeable future.

The Company has entered into numerous station and tower acquisition and related agreements (see Notes 6 and 7 to the unaudited condensed consolidated financial statements). The consummation of each of these agreements is subject to, among other things, FCC approval and in some cases the negotiation of definitive agreements. Unless otherwise noted, the Company intends to effect all of the transactions as soon as the necessary approvals are obtained. The Company intends to finance the acquisitions with available cash, issuance of equity securities and borrowings under the 1995 Credit Agreement.

The Company  expects  capital  expenditures  in 1996 to be  approximately  $10.0 million, consisting principally of tower construction (approximately $5.0 million), office consolidations and ongoing technical improvements. To the extent that funds generated from operations, or available cash, are insufficient to finance nonrecurring capital expenditures, the Company would seek to borrow the necessary funds under the 1995 Credit Agreement.

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

Item 5.  Other Information

Other Events

On October 18, 1996, the Company entered into an Asset Purchase Agreement with Entertainment Communications, Inc., a Pennsylvania Corporation, pursuant to which the Company will sell substantially all the assets of KXOA-FM in Sacramento, California for approximately $27.5 million in cash. Consummation of the transaction is subject to, among other things, the approval of the FCC and the expiration on early termination of the HSR waiting period.

On October 18, 1996, the Company entered into an Asset Purchase Agreement with Triathalon Broadcasting of Omaha, Inc., a Delaware Corporation, pursuant to which the Company will sell substantially all of the assets of KFAB-AM and KGOR-FM and Business Music Service in Omaha, Nebraska for approximately $39.0 million. Consummation of the transaction is subject to, among other things, the approval of the FCC and the expiration on early termination of the HSR waiting period.

On October 2, 1996, the Company consummated the Asset Purchase Agreement dated June 4, 1996 with Mortenson Broadcasting Company Inc., a Delaware corporation, pursuant to which the Company acquired substantially all of the assets of WBGR-AM in Baltimore, Maryland, Inc. for approximately $14.0 million. The acquisition was financed through a $.2 million escrow deposit and available cash.

On September 10, 1996, the Company entered into an Asset Purchase Agreement with Palm Beach Radio Broadcasters, Inc. Corporation, a Florida corporation, pursuant to which the Company will acquire substantially all of the assets of WLQT-FM and WBTT-FM in Dayton, Ohio. Consummation of the transaction is subject to, among other things, the approval of the FCC and the expiration on early termination of the HSR waiting period. The Company expects to finance the acquisitions with the proceeds from certain station investment notes and approximately $2.75 in cash.

On August 9, 1996, the Company entered into an Asset Purchase Agreement with Mega Broadcasting Company, a New Jersey corporation, pursuant to which the Company will sell substantially all the assets of WNEZ-AM in Hartford, Connecticut for approximately $.75 million. Consummation of the transaction is expected in the first quarter of 1997.

Item 6. - Exhibits and Reports on Form 8-K

a.          Exhibits

                                                               INDEX TO EXHIBITS

Exhibit
 No.                    Description of Document

2.1      Amended and Restated Merger Agreement, by and among the
              Company, American Merger Corporation and EZ
              Communications, Inc. dated as of August 5, 1996 and as
              amended and restated as of September 27, 1996................. Incorporated herein by reference to Appendix I of the
                                                                             Prospectus which is a part of
                                                                             the Company's  Registration
                                                                             Statement on Form S-4 filed
                                                                             with the SEC on October 31,
                                                                             1996 (File No. 333-15231)
4.8      Amendment No. 2 and Consent, dated June 19, 1996, to the
              Credit Agreement dated as of December 19, 1995 by and
              among the Company, The Bank of New York, as Agent,
              the Co-Agents named therein, and the Lenders party
              thereto....................................................... Filed.herewith as Exhibit 4.8
4.9      Supplemental Indenture, dated as of October 1, 1996, to
              Indenture, dated as of February 1, 1996, by and among the
              Company, the Subsidiary Guarantors names therein and
              Fleet National Bank relating to $175,000,000 of the
              Company's 9% Senior Subordinated Notes due 2006.........       Filed herewith as Exhibit 4.9
4.10     Supplemental Indenture, dated as of May 31, 1996, to
              Indenture, dated as of February 1, 1996, by and among
              American, the Subsidiary Guarantors names therein and
              Fleet National Bank relating to $175,000,000 of the
              American's 9% Senior Subordinated Notes due 2006.........      Filed herewith as Exhibit 4.10
10.83    Asset Purchase Agreement, dated September 10, 1996
              between the Company and Palm Beach Radio
              Broadcasting, Inc............................................. Filed herewith as Exhibit 10.83
10.84    Asset Purchase Agreement, dated October 10, 1996 by the
              Company and CBC of Baltimore, Inc............................. Filed herewith as Exhibit 10.84
10.85    Time Brokerage Agreement, dated October 1, 1996 by the
              Company and CBC of Baltimore, Inc............................. Filed herewith as Exhibit 10.85
10.86    Asset Purchase Agreement dated October 10, 1996 between
              the Company and WWMX, Inc..................................... Filed herewith as Exhibit 10.86
10.87    Time Brokerage Agreement, dated October 1, 1996 between
              the Company and  WWMX, Inc.................................... Filed herewith as Exhibit 10.87
10.88    Asset Purchase Agreement, dated October 18, 1996 between
              the Company and Triathalon Broadcasting of Omaha, Inc..        Filed herewith as Exhibit 10.88
10.89    Asset Purchase Agreement, dated October 18, 1996 between
              the Company and Entertainment Communications, Inc.......       Filed herewith as Exhibit 10.89
10.90    Time Brokerage Agreement, dated April 1, 1996 between the
              Company and Cresent Communications, L.P. ..................... Filed herewith as Exhibit 10.90
10.91    Asset Purchase Agreement, dated August 7, 1996 between the
              Company and United Broadcasting, Inc.......................... Filed herewith as Exhibit 10.91
10.92     Asset Purchase Agreement, dated August 9, 1996, by and
              among the Company, American Radio Systems License
              Corp. and Mega Broadcasting Corporation....................... Filed herewith as Exhibit 10.92
11       Schedule re computation of earnings per share...................... Filed herewith as Exhibit 11
12       Ratio of earnings to fixed charges................................. Filed herewith as Exhibit 12
27       Financial Data schedule............................................ Filed herewith as Exhibit 27

            Exhibits  2.1 through  10.92 do not contain  schedules  and exhibits
            noted  within  the  agreements.   This  additional   information  is
            available upon request from the Company.

b.          Reports on Form 8-K

1.          Form 8-K (Items 2 and 5) on July 16, 1996
2.          Form 8-K/A (Items 5 and 7) on August 12, 1996
3.          Form 8-K/A (Items 5 and 7) on September 16, 1996.
4.          Form 8-K/A (Item 7) on October 2, 1996.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           AMERICAN RADIO SYSTEMS CORPORATION

Date: November 13, 1996                    BY:  /s/  Joseph L. Winn
                                           ------------------------


                                           Joseph L. Winn
                                           Treasurer & Chief Financial Officer
                                           (Duly Authorized Officer)



Date: November 13, 1996                    BY:   /s/  Justin D. Benincasa
                                           ------------------------------


                                           Justin D. Benincasa
                                           Vice President & Corporate Controller
                                           (Duly Authorized Officer)