Form 10-K
period 1996-12-31
AMERICAN RADIO SYSTEMS CORP /MA/
filed 1997-03-31
CIK 943581

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996
                                               OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934 (NO FEE REQUIRED)
For the transition period from ___________ to _____________.

                         Commission file number 0-26102

                       AMERICAN RADIO SYSTEMS CORPORATION
             (Exact name of registrant as specified in its charter)
               Delaware                               04-3196245
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification No.)

                              116 Huntington Avenue
                           Boston, Massachusetts 02116
              (Address of principal executive offices and Zip Code)

                                 (617) 375-7500
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12 (b) of the Act:
         Title of each class               Name of Exchange on Which Registered
Class A Common Stock, $.01 par value             New York Stock Exchange

          Securities registered pursuant to Section 12 (g) of the Act:

                                (Title of Class)
                                      None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 1997 was approximately $471,872,971. As of March 1, 1997, 15,176,397 shares of Class A Common Stock, 4,604,862 shares of Class B
Common Stock and 1,295,518 shares of Class C Common Stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual shareholders meeting to be held May 29, 1997 are incorporated by reference into Part III.

                       AMERICAN RADIO SYSTEMS CORPORATION

                                TABLE OF CONTENTS

Part I                                                                      Page
ITEM 1.   Business                                                            1
ITEM 2.   Properties                                                         18
ITEM 3.   Legal Proceedings                                                  18
ITEM 4.   Submission of Matters to a Vote of Security Holders                18

Part II
ITEM 5.   Market for the Registrant's Common Equity and Related Stockholder
            Matters                                                          19
ITEM 6.   Selected Financial Data                                            20
ITEM 7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                            25
ITEM 8.   Financial Statements and Supplementary Data                        33
ITEM 9.   Changes In and Disagreements With Accountants On Accounting and
            Financial Disclosure                                             33

PART III
ITEM 10.  Directors and Executive Officers of the Registrant                 34
ITEM 11.  Executive Compensation                                             34
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management     34
ITEM 13.  Certain Relationships and Related Transactions                     34

PART IV.

ITEM 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K    35

              Signatures                                                     36

INTRODUCTION

     American desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. American's Annual Report on Form 10-K contains "forward-looking statements" including statements concerning projections, plans, objectives, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. For a description of the important factors, among others, that may have affected and could in the future affect American's actual results and could cause American's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of American, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".


                                     PART I
ITEM 1.  BUSINESS

General


     American Radio Systems Corporation (the "Company" or "American") is a national radio broadcasting company committed to acquiring, developing and operating radio stations in markets where it can be a leading radio operator (i.e., one of the top two radio operators in terms of local market revenues). In July 1995, the Company organized American Tower Systems, Inc. (the Tower
Subsidiary or Tower) for the purpose of acquiring, developing, and operating communications towers throughout the United States, for use by American's radio stations, other radio operators and other communications related businesses. As of December 31, 1996, the Company (which ranks among the four largest U.S. radio broadcasting companies in terms of 1996 net revenues), owned and/or operated 71 stations (48 FM and 23 AM) in 14 markets consisting of Boston, Baltimore, Hartford, Buffalo, Austin, West Palm Beach, Fresno, Rochester, Dayton, Las Vegas, Omaha, Portland, Sacramento and San Jose and owned and operated over 200 stand-alone towers and rooftop towers. The Company is also a party to a merger agreement (the EZ Merger) with EZ Communications, Inc. (EZ) pursuant to which the Company will acquire over twenty additional stations in seven new markets consisting of Charlotte, Kansas City, Philadelphia, Pittsburgh, New Orleans, Seattle and St. Louis and additional stations in Sacramento. The Company expects to consummate the EZ Merger in the second quarter of 1997. See Pending Transactions.


     See the table set forth on page 2 for additional information about the Company's radio stations.

   The following table sets forth certain key information about the Company's radio stations owned and operated as of December 31, 1996:

                              Market         Year Acquired                                       Market         Year Acquired
     Market (1) &            Revenue           or began                  Market (1) &            Revenue           or began
       Station               Rank(3)            LMA(2)                     Station               Rank(3)             LMA(2)
     ------------            -------         -------------               ------------            -------         ------------

      Austin, TX                37                                      Las Vegas, NV              42
      KKMJ-FM(2)                                 1995                      KMZQ-FM                                   1996
      KAMX-FM(2)                                 1995                      KXTE-FM                                   1996
      KJCE-AM(2)                                 1995                      KMXB-FM                                   1996
                                                                           KXNT-AM                                   1996
    Baltimore, MD               19                                         KXNO-AM                                   1996
       WQSR-FM                                   1994                      KLUC-FM                                   1996
       WBMD-AM                                   1994
       WBGR-AM                                   1996                     Omaha, NE                57
      WWMX-FM(2)                                 1996                      KGOR-FM                                   1996
      WOCT-FM(2)                                 1996                      KFAB-AM                                   1996

      Boston, MA                9                                        Portland, OR              23
       WBMX-FM                                   1988                      KUFO-FM                                   1996
       WRKO-AM                                   1988                      KUPL-AM                                   1996
       WEEI-AM                                   1992                      KUPL-FM                                   1996
       WEGQ-FM                                   1994                      KKJZ-FM                                   1996
      WAAF-FM(2)                                 1996                      KBBT-FM                                   1996
      WWTM-AM(2)                                 1996
                                                                        Rochester, NY              54
     Buffalo, NY                41                                         WCMF-FM                                   1983
       WYRK-FM                                   1980                      WRMM-FM                                   1988
       WJYE-FM                                   1994                      WCMF-AM                                   1988
       WECK-AM                                   1994
      WBLK-FM(2)                                 1996                   Sacramento, CA             25
       WSJZ-FM                                   1996                      KSTE-AM                                  1996
                                                                          KSFM-FM(2)                                 1996
      Dayton, OH                55                                        KMJI-AM(2)                                 1996
       WMMX-FM                                   1985                      KYMX-FM                                   1996
       WTUE-FM                                   1993                      KCTC-AM                                   1996
       WONE-AM                                   1993                      KSSJ-FM                                   1996
      WXEG-FM(2)                                 1996                     KXOA-FM(2)                                 1996
      WLQT-FM(2)                                 1996                     KXOA-AM(2)                                 1996
      WBTT-FM(2)                                 1996                     KQPT-FM(2)                                 1996


      Fresno, CA                62                                       San Jose, CA              43
        KSKS-FM                                  1996                      KSJO-FM                                   1996
       KKDJ-FM                                   1996                      KUFX-FM                                   1996
        KMJ-AM                                   1996                     KBAY-FM(2)                                 1996
      KOQO-AM(2)                                 1996                     KKSJ-AM(2)                                 1996
      KOQO-FM(2)                                 1996
       KNAX-FM                                   1996                West Palm Beach, FL           48
       KVSR-FM                                   1996                      WIRK-FM                                   1994
                                                                           WKGR-FM                                   1995
     Hartford, CT               34                                         WBZT-AM                                   1994
       WZMX-FM                                   1988                     WEAT-FM(2)                                 1996
       WRCH-FM                                   1994                     WEAT-AM(2)                                 1996
       WTIC-AM                                   1996                     WOLL-FM(2)                                 1996
       WTIC-FM                                   1996

(1)  Actual community of license may differ from the metropolitan market served.
(2)  Programmed and marketed under Local Marketing Agreement (LMA).
(3) Ranking of the principal radio market served by the station among all radio markets in the United States by 1995 market revenue according to the Duncan Guide. James H. Duncan, publisher of the Duncan Guide, is a director of the Company.

    History

     On November 1, 1993 the Company commenced operations following the merger of four radio broadcasting entities: Stoner Broadcasting Systems, Inc., Atlantic Radio, L.P., Multi Market Communications, Inc. and Boston AM Radio Corporation. As a result, American owned and operated eleven FM and seven AM stations in eight markets consisting of Boston, Hartford, Buffalo, Rochester, Dayton, Des Moines, Binghamton and Louisville. Between November 1, 1993 and January 1, 1996, American entered three new markets, Baltimore, Austin and West Palm Beach, and disposed of all of its stations in Des Moines, Binghamton and Louisville. During such period, American also agreed to purchase or acquired options to purchase additional stations in several existing and new markets. See Notes to the Consolidated Financial Statements of American.

Recent Transactions

1996  Station Acquisitions:

     Baltimore: In October 1996, American acquired the assets of WBGR-AM for approximately $2.8 million.

     Buffalo: In August 1996, the Company acquired the assets of WSJZ-FM for approximately $12.5 million. The Company had been programming and marketing the station pursuant to an LMA beginning in April 1996.

     Fresno: In December 1996, the Company acquired the assets of KNAX-FM and KVSR-FM (formerly KRBT-FM) for approximately $11.0 million. American had been programming and marketing the stations pursuant to an LMA beginning in August 1996.

     Fresno, Omaha, Portland and Sacramento: In July 1996, the transactions contemplated by a merger agreement by and between the Company and Henry Broadcasting Company (HBC) were consummated. Pursuant thereto, the Company acquired KUFO-FM and KUPL-AM (formerly KBBT-AM) in Portland, Oregon, KYMX-FM and KCTC-AM in Sacramento, California, KGOR-FM and KFAB-AM in Omaha, Nebraska (See pending transactions for information with respect to the sale of the Omaha stations), and KSKS-FM, KKDJ-FM, and KMJ-AM in Fresno, California, for an aggregate purchase price of approximately $110.4 million. The acquisition was financed through a $5.0 million escrow deposit, the issuance of 1,879,034 shares of Class A Common Stock valued at approximately $64.0 million, approximately $4.1 million in available cash, together with the assumption of approximately $37.3 million in long term debt, which was paid by the Company at closing. As part of a related transaction with the principal stockholder of HBC, the Company acquired certain real estate used in the business of HBC for approximately $2.0 million in cash and obtained a five-year option to acquire certain other real estate for a purchase price of approximately $1.0 million.

     Hartford: In May 1996, the Company consummated the acquisitions of WTIC-AM and WTIC-FM. In August 1995, the Company had entered into a series of transactions with the owner of those stations and certain affiliates, pursuant to which, among other things, the Company agreed to purchase the assets of the stations for approximately $39.0 million, including approximately $1.1 million of working capital. The Company also paid $1.0 million for a two-year option to purchase for $1.00 the New England Weather Service (which provides weather information to subscribers). In August 1995, the Company was prevented under the then current Federal Communications Commission (FCC) regulations from acquiring these stations, and therefore loaned an aggregate of $35.5 million to the owner of such stations and an affiliate thereof . Upon receipt of FCC approval in May, 1996, the escrow deposit of $2.0 million, the loans and $1.1 million of available cash were used to finance the acquisition. The Company also paid $3.5 million to purchase the tower of one of the stations in October 1995.

     Las Vegas: In October 1996, the Company acquired KMZQ-FM and KXTE-FM (formerly KFBI-FM) for approximately $28.0 million. American had been programming and marketing the stations pursuant to an LMA beginning in May 1996. As part of such transaction, American paid an additional $0.2 million to acquire the seller's right (and obligation) to purchase KXNT-AM (formerly KVEG-AM) for approximately $1.9 million which purchase, as noted below, was consummated in September 1996.

     In September, 1996, the Company acquired the assets of KXNT-AM for approximately $1.9 million. The Company had been programming and marketing the station pursuant to an LMA beginning in May 1996.

     In July 1996, the Company acquired the assets of KMXB-FM (formerly KJMZ-FM) for approximately $8.0 million. The Company had been programming and marketing the station pursuant to an LMA beginning in May 1996.

     In July 1996, the Company acquired the assets of KLUC-FM and KXNO-AM for approximately $11.0 million.

     Philadelphia and Detroit: In May 1996, the Company consummated the transactions contemplated by a merger agreement with Marlin Broadcasting, Inc. (Marlin). American acquired WFLN-FM in Philadelphia, Pennsylvania, WQRS-FM in Detroit, Michigan and WTMI-FM in Miami, Florida for an aggregate purchase price of approximately $58.5 million, together with the assumption of approximately $9.0 million of long-term debt which was paid in full at closing. The principal stockholder of Marlin immediately thereafter acquired WTMI-FM from the Company for approximately $18.0 million in cash. Proceeds from the sale of WTMI-FM were held in an escrow account pursuant to a like-kind exchange agreement and were utilized to partially fund the Portland and San Jose transaction discussed below. The Company retained certain Philadelphia real estate and tower assets valued at approximately $1.5 million. In June 1996, the Company entered into an agreement with an unaffiliated party pursuant to which it will exchange the assets of the Philadelphia station for two stations in Sacramento and sell the Detroit station for approximately $20.0 million in cash. This party began programming the Philadelphia and Detroit stations under an LMA beginning in June 1996. The net assets and liabilities of the Detroit and Philadelphia stations included in this exchange agreement are carried on the consolidated balance
sheet  as  net  assets  held  under  exchange   agreement.   See  1997  Station
Acquisitions - Sacramento.

     Portland: In July 1996, the Company acquired the assets of KBBT-FM (formerly KDBX-FM) for approximately $14.0 million. The Company also granted the seller the right to exercise American's option to acquire the assets of WBNW-AM.

     Portland and San Jose: In August 1996, the Company acquired the assets of KUPL-FM and KKJZ- FM in Portland, Oregon and KSJO-FM and KUFX-FM in San Jose, California for approximately $103.0 million. The acquisition was partly financed through $18.0 million in restricted cash. (See Philadelphia and Detroit transaction discussed above).

     Sacramento: In September 1996, the Company acquired the assets of KSSJ-FM for approximately $14.0 million. The Company had been programming and marketing the station pursuant to an LMA beginning in July 1996. (See Pending Transactions
- EZ Merger - Sacramento for information with respect to the exchange of the station).

     In July 1996, the Company acquired the assets of KSTE-AM serving Rancho Cordova, California for approximately $7.25 million. The Company had been programming and marketing the station pursuant to an LMA beginning in April 1996. (See Pending Transactions - West Palm Beach for information with respect to the exchange of the station).

1996 Station Dispositions

     In December 1996, the Company sold WNEZ-AM serving New Britain, Connecticut for approximately $710,000, and a loss of approximately $140,000 was recorded upon disposition.

1996 Tower Acquisitions:

      In November 1996, the Tower Subsidiary acquired a 32.5 percent interest in a partnership for approximately $325,000. The partnership owns and operates a tower site in Los Angeles, California and was formed by the minority partner in the Needham venture discussed below.

      In October 1996, the Tower Subsidiary acquired the assets of tower sites located in Hampton, Virginia and North Stonington, Connecticut for approximately $1.4 million and 1.0 million, respectively.

     In July  1996,  the Tower  Subsidiary  entered  into an  agreement  with an unaffiliated party to operate a tower site in Needham, Massachusetts. In connection therewith, the Tower Subsidiary advanced approximately $3.8 million to the corporation. The Tower Subsidiary has a 50.1% interest in the corporation. The accounts of the corporation are included in the consolidated financial statements, with the other shareholder's investment reflected as minority interest in subsidiary on the consolidated balance sheet.

      In April 1996, the Tower Subsidiary acquired BDS Communications, Inc. and BRIDAN Communications Corporation for approximately $9.1 million which consisted of 257,495 shares of the Company's Class A Common Stock valued at approximately $7.4 million and the assumption of approximately $1.7 million of long-term debt, of which approximately $1.5 million was paid at closing. BDS Communications owns three towers in Pennsylvania and BRIDAN Communications manages or has sublease agreements with respect to approximately forty tower sites located throughout the Mid-Atlantic region.

      In February 1996, the Tower Subsidiary acquired Skyline Communications and Skyline Antenna Management for approximately $3.3 million which consisted of 26,989 shares of the Company's Class A Common Stock valued at approximately $0.8 million, $2.2 million in cash and the assumption of approximately $0.3 million of long-term debt, which was paid at closing. Skyline Antenna Management manages or has sublease agreements on approximately 200 antenna sites, primarily in the northeast region of the United States.

Equity and Debt Financings

     February Public Offerings: In February 1996, American consummated an offering of 5,514,707 shares of Class A Common Stock at an offering price of $27 per share, including 4,501,337 shares sold by American and 1,013,370 shares sold by the selling stockholders. Proceeds to American, net of underwriters' discount and associated costs, were approximately $114.5 million. Concurrent with the stock offering, American sold $175,000,000 principal amount of the American Notes at a discount of $1,419,250 to yield 9.125%. Proceeds of the debt offering to American, net of the underwriters' discount and associated costs, were approximately $167.5 million.

     June Private Offering: In June 1996, American consummated an offering exempt from registration under the Securities Act of 137,500 shares of 7% Convertible Exchangeable Preferred Stock, $1,000 liquidation preference. Net proceeds to American from the offering were approximately $132.8 million. The Convertible Preferred Stock is convertible into shares of Class A Common Stock at a conversion price of $42.50, subject to adjustment for certain dilutive stock issuances, and exchangeable at American's option after June 30, 1997 for the Convertible Exchange Debentures which are convertible into Class A Common Stock on the same terms as the Convertible Preferred Stock.

     January 1997 Private Offering: In January 1997, American consummated an offering exempt from registration under the Securities Act of 2,000,000 shares of 11 3/8% Exchangeable Preferred Stock. Net proceeds to American from the offering were approximately $192.4 million. The Exchangeable Preferred Stock is exchangeable at American's option for the Exchange Debentures. American has the option, on or prior to January 15, 2002, to pay dividends on the Exchangeable Preferred Stock (and/or interest on the Exchange Debentures) in the form of additional shares of Exchangeable Preferred Stock (or Exchange Debentures). The Exchangeable Preferred Stock and Exchange Debentures are redeemable for cash at any time after January 15, 2002 at the option of American, and American is required to redeem all of the Exchangeable Preferred Stock outstanding on January 15, 2009.

     Credit Agreements: In January 1997, American entered into two credit agreements (the American Credit Agreement) pursuant to which American may borrow a maximum combined principal amount of $900.0 million, of which $150.0 million is available only to finance the repurchase of certain note obligations of EZ which will be assumed by the Company in connection with the EZ Merger. In November 1996, the Tower Subsidiary entered into a credit agreement (the Tower Credit Agreement) pursuant to which Tower may borrow a maximum principal amount of $90.0 million, pursuant to which the initial funding occurred in December 1996.

1997  Station Acquisitions:

     Baltimore: In February 1997, the Company acquired the assets of WWMX-FM and WOCT-FM for approximately $60.0 million and $30.0 million, respectively. The Company had been programming and marketing the stations pursuant to an LMA beginning in November 1996.

     Boston, Worcester: In January 1997, the Company acquired the assets of WAAF-FM and WWTM-AM in Worcester, Massachusetts for approximately $24.8 million. The Company had been programming and marketing the stations pursuant to an LMA beginning in August 1996.

     Dayton: In February 1997, the Company acquired the assets of WXEG-FM for approximately $3.6 million. The Company had previously loaned approximately $3.6 million to the owner of the station. In December 1995, the Company entered into an agreement with Steven B. Dodge, Chairman of the Board and Chief Executive Officer of the Company, relating to this station pursuant to which Mr. Dodge had agreed to provide financing to a newly organized company which acquired the station in December 1995. Pursuant to the agreement, the Company acquired Mr. Dodge's approximately $2.2 million loan (including accrued interest) which had been assumed by the new owner, along with his right to acquire the station. The Company also loaned an additional approximately $1.4 million to the new owner to finance the acquisition of the station. The acquisition was financed with proceeds from the loans. The Company had been programming and marketing the station pursuant to an LMA beginning in April 1996.

     In February 1997, Company acquired the assets of WLQT-FM and WBTT-FM (formerly WDOL-FM) for approximately $12.0 million. The Company had previously loaned approximately $12.0 million to the owner of the stations. The acquisition was financed with proceeds from the loan. The Company had been programming and marketing the stations pursuant to an LMA beginning in April 1996.

     Rochester: In February 1997, the Company consummated the transactions contemplated by a series of agreements pursuant to which the Company acquired the assets of WVOR-FM, WPXY-FM, WHAM-AM and WHTK-AM for approximately $31.5 million, including working capital. The Company had previously loaned approximately $28.5 million to the owner of the stations. The acquisition was financed with proceeds from the loan, a $2.0 million escrow deposit and available cash. In accordance with a October 1996 consent decree with the Antitrust Division of the U.S. Department of Justice and the Attorney General of the State of New York, the Company is required to divest WHAM-AM and WVOR- FM, within a certain period of time. See Pending Transactions - Rochester and Cincinnati.

     Sacramento: In February 1997, the Company consummated an agreement to exchange the Philadelphia station which it acquired as part of the Marlin Transaction for KSFM-FM and KMJI-AM serving Sacramento, California. The Company also sold the Detroit station acquired as part of the Marlin transaction to the owner of the Sacramento stations for approximately $20.0 million. See Recent Transactions -Philadelphia and Detroit and Pending Transactions - Sacramento.

     In March 1997, the Company acquired the assets of KXOA-AM/FM and KQPT-FM in Sacramento, California for approximately $50.0 million. The Company began programming and marketing the stations pursuant to an LMA beginning in August 1996. See Pending Transactions - Sacramento.

     San Jose: In February 1997, the Company acquired the assets of KBAY-FM and KKSJ-AM for approximately $31.0 million. The Company had been programming and marketing the stations pursuant to an LMA beginning in August 1996.

     West Palm Beach: In March 1997, the Company consummated an agreement to exchange the assets of KSTE-AM in Sacramento, California plus approximately $33.0 million in cash for the assets of WEAT-FM, WEAT-AM and WOLL-FM in West Palm Beach, Florida. The party to the exchange agreement began programming and marketing KSTE-AM pursuant to an LMA and the Company began programming and marketing the West Palm stations pursuant to an LMA beginning in August 1996. Under current FCC regulations, the Company is permitted to own five FM stations in West Palm Beach; accordingly, it will be required to dispose of one station in West Palm Beach.

Pending Transactions

     Charlotte, Kansas City, Philadelphia, Pittsburgh, New Orleans, Sacramento, Seattle, and St. Louis:

     In August 1996, the Company entered into a merger agreement (as amended in September 1996) with EZ pursuant to which EZ will be merged directly with and into the Company . Pursuant to the merger agreement, each holder of EZ Common Stock will receive (i) $11.75 in cash and (ii) 0.9 shares of the Company's Class A Common Stock. Based on the number of shares of EZ Common Stock outstanding at December 31, 1996, the Company will pay approximately $107.4 million in cash and issue approximately 8,228,400 shares of the Company's Class A Common Stock (excluding options to purchase an aggregate of 514,400 shares of the Company's Class A Common Stock which will be assumed pursuant to the EZ Merger). EZ currently owns and/or operates twenty-six radio stations in eight markets as follows: WSOC- FM and WSSS-FM in Charlotte, North Carolina; KFKF-FM, KBEQ-FM and KOWW-AM in Kansas City, Missouri; WIOQ-FM and WUSL-FM in Philadelphia, Pennsylvania; WBZZ-FM and WZPT-FM in Pittsburgh, Pennsylvania; WRNO-FM, WEZB-FM and WBYU-AM in New Orleans, Louisiana; KNCI- FM, KRAK-FM and KHTK-AM in Sacramento, California; KZOK-FM, KMPS-AM/FM, KBKS-FM, KRPM-AM and KYCW-FM in Seattle, Washington and KYKY-FM, KEZK-FM, KFNS-AM and KSD- AM/FM in St. Louis, Missouri. As a result of existing FCC regulations and the Sacramento stations either owned by the Company or under agreement to purchase or sell by the Company, upon consummation of the EZ Merger, the Company will be required to sell one radio station in Sacramento, KSSJ-FM, (in addition to KXOA-FM and KSTE-AM). See West Palm Beach and Sacramento below. Termination of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act) waiting period with respect to the EZ Merger has occurred. Subject to the receipt of FCC approval, the Company expects to consummate the EZ Merger in the second quarter of 1997.

     EZ is a party to several pending transactions which are expected to be consummated subsequent to the EZ Merger and the applicable regulatory approvals. EZ is a party to an asset exchange agreement, pursuant to which EZ will exchange the New Orleans stations for KBKS-FM and KRPM-AM in Seattle and $7.5 million. In December 1996, EZ entered into an agreement pursuant to which it will exchange its Philadelphia stations for stations in Charlotte, North Carolina, (WRFX-FM, WPEG-FM, WBAV-AM/FM and WFNZ-AM) and purchase WNKS-FM in Charlotte for $10.0 million. Pursuant to FCC and HSR Act requirements, EZ then entered into an exchange agreement pursuant to which it will exchange WRFX-FM for WDSY-AM/FM in Pittsburgh and $20.0 million. In December 1996, EZ entered into an agreement to sell KMPS-AM in Seattle for approximately $2.0 million. In November 1996, the Company entered into an agreement to sell the assets of KSD-AM in St. Louis for approximately $10.0 million and the buyer began programming and marketing the station pursuant to an LMA in January 1997. All of such transactions are subject to receipt of FCC approval and, in certain cases, the expiration or earlier termination of the HSR Act waiting period and will be consummated in the second or third quarter of 1997.

     Austin: In February 1997, the Company executed its option to acquire the assets of KKMJ-FM, KAMX-FM (formerly KPTY-FM) and KJCE-AM for approximately $28.7 million. In August 1995, the Company paid a deposit of $3.0 million for a two-year option to acquire the assets of these stations which will be credited toward the purchase price. The Company has been programming and marketing the stations pursuant to an LMA beginning in September 1995. The HSR Act waiting period was terminated early and subject to the receipt of FCC approval, the acquisition is expected to be consummated in the first half of 1997.

     Buffalo: In August 1995, the Company entered into an agreement to acquire the assets of WBLK-FM for approximately $8.0 million and then assigned its purchase right and agreed to make loans to finance the purchase to PBRB. PBRB consummated the acquisition in March 1996 utilizing the proceeds of the loan and the Company began programming and marketing the station pursuant to an LMA beginning in March 1996. The Company intends to exercise its option to acquire WBLK-FM (which acquisition may take the form of a merger with PBRB). Subject to the receipt of FCC approval, and the expiration or earlier termination of the HSR Act waiting period, the acquisition or merger is expected to be consummated in the second or third quarter of 1997.

     Cincinnati : In January 1997, the Company entered into and consummated a merger agreement pursuant to which it became a party to an agreement to acquire the assets of WGRR-FM for approximately $30.0 million. The Company began programming and marketing the station pursuant to an LMA beginning in March 1997. American issued approximately 18,300 shares of Class A Common Stock pursuant to such merger. The HSR Act waiting period was terminated early and FCC approval has been received. The acquisition is expected to be consummated in the second quarter of 1997.

     Fresno: In July 1996, the Company entered into an agreement to purchase the assets of KOQO-AM/FM for approximately $6.0 million. The Company began programming and marketing the stations pursuant to an LMA beginning in August 1996. A petition to deny the assignment of the FCC licenses of these stations was filed with the FCC in September 1996. American and the seller have filed oppositions to the petition to deny and believe that it is without merit and will not further affect or substantially delay consummation. Subject to the receipt of FCC approvals, the Company expects to consummate this acquisition in the second quarter of 1997.

      Omaha: In October 1996, the Company entered into an agreement, as amended, to sell KGOR-FM and KFAB-AM and Business Music Service for approximately $38.0 million. The carrying values of these assets have been adjusted from the original purchase price allocation to reflect the anticipated net proceeds from the sale and accordingly, no gain or loss will be recognized on the transaction. Omaha net revenues of $3,504,000 and operating expenses of approximately $2,486,000 are included in the accompanying statement of operations for the year ended December 31, 1996. FCC approval has been received and the HSR Act waiting period was terminated early. The Company expects to consummate the sale in the first half of 1997.

     Rochester: In February 1997, the Company entered into an agreement to sell WCMF-AM for approximately $650,000. Net revenues and operating expenses included in the accompanying statement of operations for the years ended December 31, 1994, 1995 and 1996 were not material. Subject to the receipt of FCC approval, the Company expects to consummate the sale in the second quarter of 1997.

     In October 1995, American entered into a joint sales agreement with the owner of an FM station in Rochester under which the Company, in exchange for a fixed payment, had the right to sell advertising for the station and to retain all such advertising revenue. American also acquired an assignable option to purchase the station for approximately $5.0 million. In connection with the consent decree described in Rochester and Cincinnati below, American assigned this purchase option to the third party described below and the joint sales agreement was canceled in February 1997. See Rochester and Cincinnati below.

       In February 1997, the Company entered into an agreement to acquire the assets of WAQB-FM, a newly licensed Class A FM radio station, for approximately $3.5 million. FCC approval has been received and the Company expects to consummate the acquisition in the first half of 1997.

      Rochester and Cincinnati: In December 1996, the Company entered into an agreement to exchange the assets of WHAM-AM, WVOR-FM and WHTK-AM, together with $16.0 million for the assets of WKRQ-FM in Cincinnati, Ohio. (See 1997 Station Acquisitions -Rochester). In connection therewith, the party to this agreement began programming and marketing the Rochester stations pursuant to an LMA beginning in February 1997. The Company began programming and marketing WKRQ-FM pursuant to an LMA beginning in March 1997. FCC approval has been received and pursuant to certain consent decrees entered into by both parties, the Antitrust Division of the U.S. Department of Justice has approved this transaction. The Company expects to consummate the exchange in the first half of 1997.

      Sacramento: In October 1996, the Company entered into an agreement to sell KXOA-FM for approximately $27.5 million in cash. The Company began programming and marketing the stations pursuant to an LMA beginning in August 1996, which was terminated in January 1997 when the party to the agreement began programming and marketing the station pursuant to an LMA. The HSR Act waiting period was terminated early and subject to the receipt of FCC approval, the Company expects to consummate the sale in the first half of 1997.

      In December 1996, the Company entered into an agreement to sell KMJI-AM for approximately $1.5 million. FCC approval has been received and the Company expects to consummate the sale in the first half of 1997.

     San Jose: In March 1997, the Company entered into a merger agreement pursuant to which the Company will acquire the assets of KEZR-FM and KLUE-FM serving Monterey, California in exchange for approximately 723,000 shares of Class A Common Stock valued at approximately $20.0 million and $4.0 million in cash. Subject to the receipt of FCC approval and the expiration or earlier termination of the HSR Act waiting period, the Company expects to consummate the merger in the first half of 1997.

     In March 1997, the Company entered into an agreement to sell KKSJ-AM for approximately $3.2 million. Subject to the receipt of FCC approval, the Company expects to consummate the sale in the second quarter of 1997.

     West Palm Beach: In March 1996, the Company loaned PBRB $7.2 million to finance the acquisition of WMBX-FM (formerly WHLG-FM) and WSTU-AM. The Company has an option to acquire, and a right of first refusal with respect to, the stations. In November 1996, PBRB sold WSTU-AM to a third party. The Company intends to exercise its option to acquire WMBX-FM and WPBZ-FM (which acquisitions may take the form of a merger of PBRB into the Company). Subject to the receipt of FCC approval and the expiration or earlier termination of the HSR Act waiting periods, such acquisitions are expected to occur in the third quarter of 1997 utilizing proceeds from the WMBX-FM and WPBZ-FM loans in the aggregate principal amount of approximately $17.3 million and $2.75 million in cash.

      In December 1996, the Company acquired an option to purchase another FM station for approximately $11.0 million. The Company also agreed to loan up to $150,000 to the party to this option agreement. Subject to certain conditions, including the receipt of FCC approval, the Company expects to exercise its option and consummate the acquisition in the third quarter of 1997.

      Tower Subsidiary: In February 1997, the Tower Subsidiary entered into agreements with three entities which are affiliated with one another to acquire tower sites and a tower site management business in Southern California for approximately $32.1 million. Consummation of the transaction is conditioned on, among other things, the expiration or earlier termination of the HSR Act waiting period. Subject to such expiration or termination, the acquisitions are expected to be consummated in the second quarter of 1997.

     In December 1996, the Tower Subsidiary entered into a letter of intent to acquire certain tower sites and tower site management agreements, located primarily in Northern California, for approximately $42.0 million. The Tower Subsidiary also agreed to loan the sellers approximately $1.35 million. Consummation of the transaction is conditioned on, among other things, negotiation and execution of definitive purchase and sale agreements and the expiration or earlier termination of the HSR Act waiting period. Subject to such expiration or termination, the acquisition is expected to be consummated in the second quarter of 1997.

     The Company is also pursuing the acquisitions of tower properties and additional radio stations in new and existing markets, none of which have definitive purchase agreements.

Operating Philosophy

   American's objective is to operate leading radio station groups in each of its markets as measured by audience ratings and revenue share. Management believes that station groups create the opportunity to develop leadership positions within American's markets, which significantly improve its stations' appeal to advertisers and their revenue and profit potential. American believes that group, rather than individual, station results present a more meaningful measure of performance because a significant percentage of revenues in most of its markets is earned by companies owning multiple stations. Consistent with such belief, American seeks to enhance the overall performance of its groups through means such as complementary programming and joint marketing of its individual stations.

   To maintain or improve its position in each market, American combines extensive research with an assessment of its competitors' vulnerabilities in order to identify specific audience opportunities within each market. American then tailors the programming, marketing and promotion of each station to maximize its appeal to its target audience. Management seeks to create a distinct and marketable personality for each of its stations in order to enhance audience share and listener loyalty, and to protect against vulnerability to other format competition. To help achieve this objective, American employs and promotes distinctive, high-profile on-air personalities in many of its stations.

     American's radio stations employ a number of programming formats, each of which is designed to appeal to a specific target audience in each local market. American's portfolio of stations is diversified in terms of format, target audience and geographic location. Management believes this diversification helps to insulate its performance from potential local economic downturns, competitive attacks and changes in listening preferences. American's station groups are, in many instances, composed of stations in different phases of development. Management believes this configuration enables it to maximize the growth potential of those station groups, while reducing the risks associated with launching new formats and undertaking other means of improving under-performing properties.

     Management employs an operating philosophy designed to achieve market leadership which includes: (i) owning multiple stations and establishing program formats within its individual markets that target specific diverse demographics,
(ii) developing and maintaining popular programming to attract a large share of the target audience, (iii) promoting its radio stations frequently to develop high awareness among its target listeners, (iv) leveraging the skills of experienced general managers with strong local market knowledge, and (v) developing well trained client-oriented local sales professionals.

     Strategic Programming of Station Groups: American customizes the programming of its groups to maximize their combined audience share and revenue potential. American does not utilize a predetermined formula to target demographic niches; instead, American believes that each market has individual characteristics and should be evaluated independently.

     In certain cases, American utilizes stations to serve a demographic group by operating stations with formats that target similar or complementary audiences. For example, in Boston, American owns two AM stations with complementary formats (Talk and Sports/Talk) and overlapping demographics (Men 35- 54). Management believes that if two of its stations which target similar audiences can achieve a large enough percentage of that audience, it will be able to secure a higher percentage of the advertising directed to that audience than its comparative market share of that audience.

     Popular Programming: American tailors the programming, marketing and promotion of each station to maximize its appeal to that station's target audience and to create a distinct and marketable personality for each station. An important element of this approach is American's strong preference for employing and promoting high profile and marketable on-air personalities, especially in the morning drive day part, which is 6-10 a.m. In order to adjust to developing trends and identify new opportunities, American conducts frequent market research to provide its stations with the information necessary to refine and improve their programming and assess the vulnerabilities of competitors.

     Aggressive  Station  Promotion:  American's  stations  typically  engage in significant local promotional activities, including extensive community involvement. American's stations also typically advertise on local television, utilize billboards and print media, participate in telemarketing and direct mailings and sponsor local contests, concerts and events. In Boston, WBMX-FM sponsors events such as "MIX Fest", WRKO-AM sponsors "Taste of Boston" and WEEI-AM sponsors "The Hot Dog Safari". In Hartford, WZMX-FM sponsors an annual "penny pitch" charity event designed to raise funds for the Hartford Children's Hospital. See Community Involvement. American has also invested in database marketing programs with the objective of developing more personal contact with listeners.

     Strong Local Management and Sales Effort: In each of its markets, American employs a highly experienced general manager who is responsible for the performance of the stations in his or her market. The general managers of American's stations have an average of six years experience as general managers and an average of more than twenty years experience in the radio industry. A portion of each general manager's compensation is dependent on the financial results of the stations in his or her markets, aligning the manager's goals with those of American. As incentive compensation, American's general managers and executive officers have been granted options to purchase shares of common stock which are subject to vesting provisions over a five-year period. Since a significant portion of American's revenues are generated from local advertising, American also focuses on developing a high quality, client-oriented local sales force at each radio station. Such a sales force allows American to establish and maintain direct relationships with advertisers and capture significant advertising dollars.

Acquisition Strategy

     American intends to continue to pursue the acquisition of additional radio stations in new and existing markets in order to achieve, among other things, increased size and greater geographic diversification. American expects to concentrate these efforts in markets ranked in the top 60 (with an emphasis on markets ranked 10 through 50) in terms of radio advertising revenues where management believes it can achieve a substantial market position. When evaluating acquisition opportunities in new markets, American also assesses the potential to achieve a leading position in audience share and to generate strong cash flow growth through improved programming, marketing, sales and operating efficiencies. While American intends to continue to focus its principal acquisition efforts on radio stations, it also intends to continue to expand its ownership and operation of communications towers and to explore the syndication of radio programming. American intends to pursue acquisitions opportunistically and to evaluate both market and station characteristics.

     Market Selection Considerations: American intends to make acquisitions in markets that provide the opportunity to obtain a leadership position in both audience share and revenue share. In assessing its potential to achieve this leadership, American evaluates the existence of under-served audience segments and competitors with perceived vulnerabilities. In addition, American considers the potential to acquire two or more FM stations in the market. American believes the potential to acquire two or more FM stations is essential to its ability to achieve leading audience shares, broad acceptance with advertisers, and sustainable growth in profitability. American will also consider the acquisition of AM stations which it believes have profit potential and whose ownership will enhance American's overall appeal to advertisers.

     American seeks to acquire stations in markets that have already witnessed or are poised for significant group activity. American also closely examines the state of the economy in its potential markets, specifically the size, historical growth rates and projected future growth rates of the market's radio advertising revenue, population and retail sales.

     Station Selection Considerations: Within markets meeting the above criteria, American intends to acquire stations in varying stages of development, based primarily on management's evaluation of the target station's facilities, including the relative strength and market coverage of its signal, and its past and current operating performance. When entering a new market, American generally plans to employ a "core station" strategy, acquiring a well-established and profitable station, thereby reducing the risk of entering a new market. Having established its presence in a new market, American may then continue its selective acquisition of under-performing stations which generally represent greater growth potential than well-established and profitable stations. By applying its turnaround expertise, and leveraging the core station's management and market presence, American believes that it will be able to promote the development of under-performing stations and thereby enhance asset value.

     Purchase Price Considerations: American has never applied a fixed formula to determine the purchase price of radio stations. In determining the purchase price for an acquisition, management places emphasis on multiples of projected station broadcast cash flow rather than historical measures. This is because American frequently considers acquisitions of radio stations requiring significant reconfiguration which have nominal or negative historical station broadcast cash flow.

     American believes that its acquisition strategy, if properly implemented, could have a number of benefits, including the following: (i) diversification of revenues and broadcast cash flow across a greater number of stations and markets, (ii) more efficient utilization of its senior management team, (iii) enhanced appeal to top industry management talent, and (iv) increased overall scale which should broaden the range of and facilitate American's capital raising activities.

Advertising Sales

     Virtually all of the Company's revenues are generated from the sale of local and national advertising for broadcast on its radio stations. In each of 1994, 1995 and 1996, approximately 77% and 23% of the Company's net revenues were generated from local and national advertising, respectively. The Company believes that radio is one of the most efficient and cost effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations are based primarily on (i) a station's share of the audience in the demographic groups targeted by advertisers, (ii) the number of stations in the market competing for the same demographic groups and (iii) the supply of and demand for radio advertising time. Rates are generally highest during morning and afternoon commuting hours.

     Depending on the format of a particular station, there are a predetermined number of advertisements that are broadcast each hour. The Company determines the number of advertisements broadcast hourly that can maximize available revenue dollars without jeopardizing listening levels. The Company's revenues vary throughout the year. The Company's first calendar quarter historically produces the lowest revenues for the year, while each of the other quarters produces roughly equivalent revenues. Although the number of advertisements broadcast during a given time period may vary, the total number of advertisements broadcast on a particular station generally does not vary significantly from year to year. As is typical of the radio broadcasting industry, American's stations respond to changing demands for advertising inventory by varying prices rather than by varying the target inventory level for a particular station. Most changes in revenues are therefore the result of pricing changes rather than changes in the available inventory.

     Local and most regional advertising sales are made by a station's sales staff. To achieve greater control over advertising dollars, the Company's sales force focuses on establishing direct relationships with local advertisers. National sales are made by firms specializing in such sales and are compensated on a commission-only basis. The majority of advertising contracts run for only a few weeks.

     Advertising sales in connection with its sports network generated approximately 8% of the Company's revenues during 1996. The Company believes that sports broadcasting, absent unusual circumstances, is a stable source of advertising revenues. There is less competition for the sports listener, since only one radio station can offer a particular game. In addition, due to the higher degree of audience predictability, sports advertisers tend to sign contracts which are generally longer term and more stable than the Company's other advertisers. American's sports network also benefits from a dedicated and experienced sales force that has specialized expertise in sports advertising.

     The Company believes its strong multi-station combinations give it significant advantages in the competition for advertising dollars. A duopoly in a market better positions American to access a significant share of a given demographic segment, making its stations more attractive to advertisers seeking to reach that segment. In addition, management believes the larger size of the American organization attracts a higher quality sales force, a key asset for the profitability of a radio station.

Competition

     The financial success of each of the Company's radio stations is dependent, to a significant degree, upon its audience ratings and its share of the overall radio advertising revenue within its geographic market and the popularity of its programming within that market and, to a lesser extent, on the economic health of the geographic market in which it operates. Radio broadcasting is a highly competitive business. Each of the Company's radio stations compete for audience share and advertising revenue directly with other media, such as billboards, newspapers, television, magazines, direct mail, compact discs and music videos. With the elimination of restrictions on the number of radio stations which may be owned nationally by a single operator and the liberalization of local ownership restriction effected by the Telecommunications Act, the radio industry is experiencing a concentration of ownership, as a result of which, competition may intensify as a limited number of larger companies with greater resources emerge.

     The radio broadcasting industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems and by digital audio broadcasting (DAB). DAB may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and national audiences. The radio broadcasting industry historically has grown in terms of total revenues despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. Another possible competitor to traditional radio is In Band On Channel (IBOC) digital radio. IBOC could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional FM radio services. See Federal Regulation of Radio Broadcasting below.

     In addition to management experience, factors that may materially influence a station's competitiveness include the station's rank in its market, its authorized transmission power, general radio signal strength, audience characteristics, local program acceptance and the number of characteristics of other stations in the market area. The Company attempts to improve its competitive position in each market by devoting extensive research to its stations' programming, implementing advertising campaigns aimed at the demographic groups for which its stations program and managing its sales efforts to attract a larger share of advertising dollars.

Employees

     As of December 31, 1996, American employed 1,931 employees (1,237 full time and 694 part time persons). American has three agreements with the American Federation of Television and Radio Artists (AFTRA) covering various on-air personnel at four of its Boston stations and at two of its Hartford stations. American also has agreements with the International Brotherhood of Electrical Workers, AFL- CIO (IBEW) in Boston expiring on April 30, 1997 and in Fresno which expired on March 1, 1997, and is currently in negotiation. American considers its relations with its employees, AFTRA, and IBEW to be satisfactory.

Community Involvement

     American considers its community involvement to be of considerable importance, and, to that end, each of its stations participates in many community programs, fund raisers and activities that benefit a wide variety of organizations. Charitable organizations that have been the beneficiaries of American's telethons, marathons, walkathons, swimathons, parades, food banks, fairs and festivals include, among others, the American Cancer Society, American Heart Association, Big Brothers, Big Sisters, Red Cross, United Way, Salvation Army, Jimmy Fund (Dana Farber Cancer Institute), St. Jude's Hospital and many other organizations.

Federal Regulation of Radio Broadcasting

     The radio broadcasting industry is subject to extensive and changing regulatory oversight, governing, among other things, technical operations, ownership and business and employment practices, and certain types of program content (including indecent and obscene program material).

     The ownership, operation and sale of radio broadcast stations (including those licensed to American) are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act. The Communications Act prohibits the assignment of an FCC license or any transfer of control of an FCC licensee without the prior written approval of the FCC. In determining whether to grant requests for consents to such assignments or transfers, and in determining whether to grant or renew a radio broadcast license, the FCC considers a number of factors pertaining to the licensee (and proposed licensee) including compliance with alien ownership restrictions and rules governing the multiple ownership and cross-ownership of broadcast and other media properties, the "character" of the applicant and those persons or entities holding "attributable" interests in the applicant and compliance with the Anti-Drug Abuse Act of 1988. Among other things, the FCC assigns frequency bands for radio broadcast stations; issues, renews, revokes and modifies radio broadcast station licenses; regulates transmitting equipment used by radio broadcast stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content and employment and business practices of radio broadcast stations. The FCC also has the power to impose penalties for violations of its rules and the Communications Act.

     On February 8, 1996, the President signed the Telecommunications Act which substantially amended the Communications Act. The Telecommunications Act, among other things, eliminated the national radio broadcast ownership restrictions in the FCC's broadcast ownership regulations and raised the ceiling on the number of radio broadcast stations that a single entity may own in a local radio market. The precise number of stations that may be commonly owned in a particular local market depends upon the number of commercial radio stations serving the local market.

     The following is a brief summary of certain provisions of the Communications Act and specific FCC rules and policies. Reference should be made to the Communications Act, the FCC's rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations.

     License Renewal-Under present FCC rules, radio broadcast licenses are granted for maximum terms of seven years and upon application may be renewed for additional terms. The Telecommunications Act now permits the FCC to grant radio broadcast licenses for terms up to eight years. The FCC has begun a rule making proceeding in which it has proposed to extend the license term for radio broadcast stations to the full eight year term permitted by the Telecommunications Act. Broadcast licenses may be renewed through an application to the FCC and licensees are entitled to renewal expectancies. The Communications Act authorizes the filing of petitions to deny a license renewal application during specified periods after the renewal application has been filed. Interested parties, including members of the public, may file petitions as a means to raise issues concerning the renewal applicant's qualifications. The FCC may not consider applications for the channel by other parties until it first has decided to deny renewal to the incumbent. Before denying renewal to an incumbent, the FCC must allow the licensee a hearing on the licensee's alleged failure to satisfy the statutory standard. The Communications Act now prohibits the FCC from considering whether another licensee would be preferable until it first has determined that the incumbent does not qualify for renewal. In the vast majority of cases the FCC has renewed incumbent operators' station licenses. Also, during certain periods when a renewal application is pending, the transferability of the applicant's license may be restricted. Certain of EZ's stations have license renewal applications pending and this could affect the timing of the consummation of the EZ Merger. American is not aware of any facts or circumstances that would prevent it from obtaining renewal of the radio broadcast licenses that it holds. There can be no assurance, however, that each of American's licenses will necessarily be renewed.

     Ownership Matters. The FCC's broadcast multiple ownership rules restrict the number of radio broadcast stations one person or entity may own, operate or control in a local market. The Telecommunications Act raised the limitation on the number of radio broadcast stations that a single entity may own in a given local market, as follows:

     (i) In radio markets with 14 or fewer commercial radio stations, one person or entity may hold attributable interests in up to five radio stations, no more than three of which may be in any one service (i.e., AM or FM), as long as the commonly owned stations amount to no more than 50% of the commercial radio stations in that market;

     (ii) In radio markets with between 15 and 29 commercial radio stations, one person or entity may hold attributable interests in up to six radio stations, no more than four of which may be in any one service;

     (iii)In radio markets with between 30 and 44 commercial radio stations, one person or entity may hold attributable interest in up to seven radio stations, no more than four of which may be in any one service; and

     (iv) In radio markets with 45 or more commercial radio stations, one person or entity may hold attributable interests in up to eight radio stations, no more than five of which may be in any one service.

     The FCC rules also generally restrict the common ownership, operation or control of (i) a radio broadcast station and a television broadcast station serving the same local market, and (ii) a radio broadcast station and a daily newspaper serving the same local market. Under these "cross-ownership" rules, American, absent waivers, would not be permitted to acquire an attributable interest in any daily newspaper or television broadcast station (other than a low-power television station) in a local market where it then owned any radio broadcast station. American is not aware of any reason why these cross-ownership rules would require any change in American's current ownership of radio broadcast stations.

     Programming and Operation: The Communications Act requires broadcasters to serve the "public interest". A broadcast licensee is required to present programming in response to community problems, needs and interest and to maintain certain records demonstrating its responsiveness. The FCC will generally consider complaints from listeners concerning a broadcast station's programming when it evaluates the licensee's renewal application, but such complaints may be filed and considered at any time. Stations also must follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries and technical operation (including limits on human exposure to radio frequency energy). From time to time, complaints may be filed against American's stations alleging violations of these or other rules.

     A complaint is pending against a station licensed to American alleging violation of the political broadcasting rules by discriminatory political sales practices. American believes that these complaints will not, either separately or in the aggregate, result in either monetary forfeitures of a material nature or any other regulatory action which might have a materially adverse effect on American's stations or FCC licenses.

     In addition, licensees must develop and implement programs designed to promote equal employment opportunities and must submit reports to the FCC on these matters annually and in connection with the licensee's renewal application. The FCC has begun a rule making proceeding to revise its equal employment opportunity rules. At this time, however, American cannot predict what changes, if any, the FCC will implement, or the effect of those changes on American's current equal employment opportunity programs.

     Local Marketing Agreements: In recent years, a number of radio stations, including certain of American's stations, have entered into what are referred to as "local marketing agreements" (LMAs), "time brokerage agreements" (TBAs) or joint sales and service agreements. These agreements take various forms. Separately owned and licensed stations may agree to function cooperatively with respect to certain other matters, subject to compliance with the antitrust laws and the FCC's rules and policies, including the requirement that the licensee of each station maintain independent control over the programming and other operations of its own station. A radio broadcast station that brokers time on another radio broadcast station or engages in a TBA or LMA with a radio broadcast station in the same market will be considered to have an attributable ownership interest in the brokered radio station for purposes of the FCC's multiple ownership rules, if the arrangement covers more than 15% of the brokered station's weekly broadcast hours.

     Failure to observe these or other FCC rules and policies may result in the imposition of various sanctions, including admonishment, fines, the grant of "short" (less than the full) renewal terms or, for particularly egregious violations, the denial of a license renewal application, the revocation of FCC licenses or the denial of FCC consent to acquire additional broadcast properties.

     Digital Audio Broadcasting: The FCC recently has allocated spectrum to a new technology, digital audio broadcasting (DAB), to deliver satellite-based audio programming to a national or regional audience and is considering regulations for a DAB service. DAB may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats with compact disc quality sound to local and national audiences. Another form of DAB, known as In-Band On Channel (IBOC) DAB could provide DAB in the present FM radio band. Thus far, the FCC has not granted the pending requests for authorizations to offer satellite radio, nor has it adopted regulations for the proposed satellite radio service. A rule making proceeding is pending before the FCC to adopt DAB regulations, however. There are currently several pending satellite DAB applications, and the FCC has begun rulemaking to establish services and operational standards for satellite DAB. The FCC has granted at least one applicant a waiver to begin satellite construction. Implementation of DAB or IBOC would provide an additional audio programming service that could compete with American's radio stations for listeners, but the effect upon American cannot be predicted.

     Future Changes: The Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly: (i) affect the operation, ownership and profitability of American and its radio stations; (ii) result in the loss of audience share and advertising revenue of American's radio stations; and (iii) affect the ability of American to acquire additional radio stations or finance such acquisitions. Such matters include, but are not limited to, for example, changes to the license renewal process; proposals to impose spectrum use or other governmentally-imposed fees upon licensees; proposals to repeal or modify some or all of the FCC's multiple ownership rules and/or policies; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio and television; changes in the FCC's cross-interest, multiple ownership, alien ownership and cross-ownership rules and policies; changes to broadcast technical requirements; proposals to limit the tax deductibility of advertising expenses by advertisers; and proposals to auction the right to use the broadcast spectrum to the highest bidder, instead of granting broadcast licenses and subsequent license renewals free of charge.

     American cannot predict what other matters may be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

Executive Officers of the Registrant

     Steven B. Dodge has been Chairman of the Board, President and Chief Executive Officer since the founding of the Company. Mr. Dodge was the founder in 1988 of Atlantic Radio, L.P. Prior to forming Atlantic Radio L.P., Mr. Dodge served as Chairman and Chief Executive Officer of American Cablesystems Corporation, a cable television company he founded in 1978 and operated as a privately-held company until 1986 when it completed a public offering in which its stock was priced at $14.50 per share. American Cablesystems was merged into Continental Cablevision, Inc. in 1988 in a transaction valued at more than $750 million, or $46.50 per share. Mr. Dodge serves as a director of American Media, Inc. Mr. Dodge is 51 years old.

     Joseph L. Winn has been the Treasurer, Chief Financial Officer and a director since the founding of the Company. In addition to serving as Chief Financial Officer of the Company, Mr. Winn was Co-Chief Operating Officer responsible for Boston operations until May 1994 when Mr. Gehron joined American. Mr. Winn served as Chief Financial Officer and a director of the general partner of Atlantic Radio L.P. since its organization. He also served as Executive Vice President of the general partner of Atlantic Radio L.P. from its organization until June 1992, and as its President from June 1992 until the organization of American. Prior to joining Atlantic Radio, L.P., Mr. Winn served as Senior Vice President and Corporate Controller of American Cablesystems since joining that company in 1983. Mr. Winn is 45 years old.

     John R. Gehron joined American in May 1994 as a director and Co-Chief Operating Officer and served as a director from then until February 16, 1995. With more than twenty years of radio experience, Mr. Gehron began his career as a program director in Philadelphia, New York and Chicago before he joined Capital Cities/ABC in 1983 as Vice President-General Manager of WLS-AM/FM in Chicago. In 1987, Mr. Gehron joined CBS and launched WODS-FM in Boston, bringing the station rank from fifteen to first within three years. Mr. Gehron joined Pyramid Broadcasting in 1989 as Vice President-General Manager for WNUA-FM in Chicago which, under his aegis, established a national standard for the "smooth jazz" format and became a major factor in the Chicago market. Mr. Gehron is 50 years old.

     David Pearlman has been Co-Chief Operating Officer since the founding of the Company, and served as a director from then until February 16, 1995. Mr. Pearlman organized Multi Market Communications, Inc. in 1990. Mr. Pearlman has over 24 years of radio experience that includes 14 years at Westinghouse where, in a capacity of vice president/general manager, he launched an all news format on WMAQ-AM in Chicago and negotiated the country's first FM sports rights agreement in Houston at KODA-FM, which station became one of Westinghouse's top performing radio stations under his management. Mr. Pearlman was the first three time winner of Westinghouse's Winner's Circle Award, signifying management excellence. In addition, Mr. Pearlman was the president and chief executive officer of First City Broadcasting, a privately owned radio operating group that experienced significant performance gains in key markets under his leadership. Mr. Pearlman is 46 years old.

     Don Bouloukos joined American in August 1996 and became Co-Chief Operating Officer in September 1996. Prior to joining American, Mr. Bouloukos served as president of Capital Cities/ABC owned radio stations for more than ten years, having previously been Vice President-Operations for ABC owned radio stations. Mr. Bouloukos, as Vice President-Operations for ABC, had been responsible for the daily operations for the station group, which consisted of twelve stations. In 1980, Mr. Bouloukos served as Vice President and General Manager of WLS-AM/FM, the ABC owned station in Chicago and headed the AM station there since 1970. With 24 years of radio experience, Mr. Bouloukos began his career at WFYR in Chicago before joining WLS-AM/FM. Mr. Bouloukos is 48 years old.

     Upon consummation the the EZ Merger, Alan Box is expected to be elected to the office of Executive Vice President. Alan Box joined EZ in 1974 as the General Manager of EZ's Washington, D.C. area radio station. He became Executive Vice president and General Manager and a director of EZ in 1979, President of EZ in 1985 and Chief Executive Officer of EZ in 1995. He serves as a director of the George Mason Bankshares and the George Mason Bank. Previously, Mr. Box served as the Chairman of the NAB Digital Audio Broadcast Task Force and as a director of the NAB. Currently, Mr. Box is the Chairman of the NAB's Futures Committee. Mr. Box is 45 years old.

ITEM 2.   PROPERTIES.

     American's corporate headquarters are located in leased facilities at 116 Huntington Avenue, Boston, Massachusetts.

     The properties used by American's radio stations and owned by the Tower Subsidiary consist of office and studio facilities, towers, and tower and transmitter sites. Station studio and sales offices are generally located in a downtown or business district. Antennas are located on either an American-owned or leased tower. Transmitter and tower sites are generally located to provide maximum market coverage. American believes that owning its tower and transmitter sites is an important goal for the Company inasmuch as such ownership provides a station with the stabilizing benefits of predictable cash flow and lower fixed operating costs.

     American owns many of its towers, transmitter sites and studio facilities. Certain office and studio facilities, towers and tower and transmitter sites are also leased by American under leases that expire in three to twenty-five years, most of which are renewable. American does not anticipate any difficulties in renewing its leases, where required, or in leasing additional space, if required, and it believes that its properties are adequate for its operations.

     American owns  substantially  all of the  equipment it uses,  including its
transmitting  antennas,  transmitters,   studio  equipment  and  general  office
equipment.

     American believes that its properties are in good condition and suitable for its operations; however, American continually reviews opportunities to upgrade its properties. Substantially all of the property and assets currently owned and leased by the Tower subsidiary are pledged as security for the lenders under the Tower Credit Agreement. See Notes to Consolidated Financial Statements of American for additional information regarding the Company's credit agreements and the minimum annual rental commitments of American.

ITEM 3.   LEGAL PROCEEDINGS.

     From time to time, American becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of American's management, there are no legal or regulatory proceedings pending against American which could have a material impact on financial position, the results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A Special Meeting of Stockholders was held on December 17, 1996 to consider and act upon the following matters. The results of the stockholder voting were as follows:

     1. To approve and adopt the Agreement and Plan of Merger with EZ Communications, Inc. dated as of August 5, 1996, as amended and restated as of September 27, 1996.

             Votes Cast For    Votes Cast Against   Votes Withheld     Non-Vote
               56,404,280           45,830              12,341          117,081


     2. To approve an amendment to the Company's Restated Certificate of Incorporation, as amended, to increase the authorized number of shares of Preferred Stock and Common Stock, to permit, among other things, the consummation of the above merger.

             Votes Cast For    Votes Cast Against   Votes Withheld     Non-Vote
                55,255,805          1,320,252            3,475            0

                                    PART II.

 ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.

     Shares of the Company's Class A Common Stock, par value $.01 per share (the "Class A Shares" ) were quoted on the Nasdaq National Market System under the symbol "AMRD" from the consummation of the Common Stock initial public offering in June 1995 through February 4, 1997. On February 5, 1997, the Company began trading on the New York Stock Exchange under the symbol "AFM". The following table sets forth, for the calendar quarters indicated, the high and low sales prices of the Class A Shares while quoted on the Nasdaq National Market System, as reported in published financial sources. There is no public trading market for the Company's Class B Common Stock, par value $.01 per share (the "Class B Shares"), or the Company's Class C Common Stock, par value $.01 per share (the "Class C Shares").

1996:                                               High              Low
First Quarter ...................................$   34 1/2        $   25
Second Quarter ..................................    43 1/2            30 1/4
Third Quarter ...................................    43                33
Fourth Quarter ..................................    37 3/4            23 7/8

1995:                                               High              Low

Second Quarter (commencing June 9, 1995).........$   26            $   18 1/4
Third Quarter ...................................    29 3/4            23
Fourth Quarter ..................................    28 1/2            19 1/2

     As of March 1, 1997, there were 380 holders of record (which number does not include the number of stockholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder) of the Class A Shares; 62 holders of record of the Class B shares and one holder of record of the Class C shares.

     The Company has not paid dividends on its shares of Common Stock and the payment of dividends on Common Stock is restricted by the terms of the American Credit Agreement and the Indenture under which the 9% Senior Subordinated Notes were issued in February 1996. It is not anticipated that any dividends will be paid on any shares of any class of the Company's Common Stock in the foreseeable future.

ITEM 6.   SELECTED COMBINED FINANCIAL DATA OF AMERICAN AND THE
          PREDECESSOR ENTITIES

     The following Selected Combined Financial Data have been derived from the consolidated financial statements of American and the Predecessor Entities. The following financial data present the combined operating results and financial position of the Predecessor Entities for the periods prior to the date of the Combination (November 1, 1993) for 1992 and the ten months ended October 31, 1993 as if such entities had combined effective January 1, 1992 or, if later, the commencement of operations of certain Predecessor Entities. The information as of December 31, 1994, 1995 and 1996 and for each of the years then ended is based on the historical American consolidated financial statements. This selected financial data should be read in connection with such financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                                     SELECTED COMBINED FINANCIAL DATA
                                    American Radio Systems Corporation
                                  (In thousands, except per share data)

                     Combined Predecessor Entities (1)    American (1)    Combined (1)                   American
                     ---------------------------------   ------------    ------------                  ---------

                                                              Two
                                           Ten Months        Months           Year
                          Year Ended         Ended            Ended           Ended
   Statement of          December 31,      October 31,     December 31,    December 31,         Years Ended December 31,
   Operations Data:        1992 (2)           1993            1993          1993 (2)        1994 (2)     1995 (2)      1996 (2)
                           --------           ----            ----          --------        --------     --------      --------
Net revenues                $ 46,306       $ 45,010         $  8,943       $ 53,953       $ 68,034       $ 97,772       $178,019
Station operating
   expenses                   36,698         37,058            6,493         43,551         50,129         66,448        120,004
Net local marketing
   agreement expense                                                                                          600          8,128
Depreciation and
   amortization                4,465          5,900            1,415          7,315          9,920         12,364         17,810
Operating income (loss)        1,486           (845)              91           (754)         5,756         14,452         27,031
Interest expense- net          4,370          5,517              801          6,318          7,051         10,062         16,762
Gains (losses) on sale of
   assets, net                  (964)         3,133                           3,133          2,278         11,544           (308)
Income (loss) before
   extraordinary losses       (4,233)        (4,877)            (447)        (5,324)           (73)         9,105          5,135
Extraordinary losses                                                                        (1,160)          (817)
Net income (loss)             (4,233)        (4,877)            (447)        (5,324)        (1,233)         8,288            162
Income (loss) before
   extraordinary losses
   per common share                                         $   (.08)                     $   (.21)      $    .65       $    .01
                                                            ========                      ========       ========       ========

Balance Sheet Data:
Working capital             $    354       $  1,331         $  8,496                      $ 16,342       $ 22,045       $ 34,986
Total assets                  56,872         64,236           63,424                       158,121        248,796        796,303
Long-term debt,
   including current
   portion and deferred
   interest                   51,491         59,610           57,355                       130,590        152,504        330,672

(1)  The  information for the Combined  Predecessor  Entities  includes the results of operations of the following  entities for the following periods: Stoner and Atlantic - the year ended December 31, 1992 and ten months ended October 31, 1993; Multi Market -
     the fiscal year ended August 31, 1992  (included in calendar  year 1992) and the sum of (a)  eight-twelfths  of the fiscal year ended August 31, 1993,  and (b) the  historical  results for the two months ended October 31, 1993  (included in the ten months ended  October 31,  1993);  and Boston AM - the one- month period ended  December 31, 1992 (in calendar  year 1992) and the ten months ended October 31, 1993 (in that period). In addition,  the 1993 financial  information combines the Predecessor Entities for the ten months ended October 31, 1993 and historical American financial  statements for the two month period ended December
     31, 1993.

(2)  Year-to-year  comparisons are  significantly  affected by the timing of acquisitions and dispositions of radio stations,  which have been numerous during the periods shown.  See "Business" for a description of the  acquisitions  and  dispositions  made in
     1996.

                             SELECTED FINANCIAL DATA
                             OF PREDECESSOR ENTITIES

The following Selected Financial Data for each of Stoner, Atlantic, Multi Market and Boston AM presented below is derived from those respective companies' financial statements which have been audited by independent accountants.

                                SBS Holding, Inc. and Subsidiary (Stoner)
                                              (In thousands)


                                                                                Ten Months
                                                              Year Ended          Ended
                                                             December 27        October 31,
                                                               1992 (a)          1993 (a)
                                                             ------------       ----------
Statement of Operations Data :
Net revenues                                                    $ 21,072         $ 20,797
Operating expenses                                                15,488           14,874
Depreciation and amortization                                      1,208            1,711
Corporate general and administrative expenses                      2,355            1,883
                                                                --------         --------
Operating income                                                   2,021            2,329
Interest expense, net                                                863            1,500
Gain (loss) on sale of assets, net                                  (504)           3,133
Provision for income taxes                                           382            1,690
Cumulative effect of change in accounting principles (b)             155
                                                                --------         --------

Net income                                                      $    272         $  2,117
                                                                ========         ========

Balance Sheet Data :
Working capital                                                 $  2,333         $  3,868
Total assets                                                      16,083           30,692
Long-term debt, including current portion                         17,300           27,000


(a) Year-to-year comparisons are significantly affected by the timing of acquisitions and dispositions of radio stations and, with respect to the ten months ended October 31, 1993, seasonality.
(b) Includes cumulative effect of adopting Statement of Financial Accounting Standards (FAS) No. 109, Accounting for Income Taxes, ($155) in 1993.

                                  Atlantic Radio, L.P. and Subsidiaries
                                              (In thousands)


                                                                                Ten Months
                                                              Year Ended          Ended
                                                             December 27        October 31,
                                                               1992 (a)          1993 (a)
                                                             ------------       ----------

Statement of Operations Data :
Net revenues                                                   $ 22,416         $ 18,643
Operating expenses                                               19,103           16,252
Depreciation and amortization                                     2,591            3,414
Corporate general and administrative expenses                       638              835
                                                               --------         --------
Operating income  (loss)                                             84           (1,858)
Interest expense, net                                             3,086            2,972
Loss on sale of assets, net                                        (460) (b)
                                                               --------         --------

Net loss                                                       $ (3,462)        $ (4,830)
                                                               ========         ========

Balance Sheet Data :
Working capital (deficiency)                                   $   (269)        $  1,174
Total assets                                                     27,253           21,767
Long-term debt, including current portion                        25,456           23,779

(a) Year-to-year comparisons are significantly affected by the timing of acquisitions and dispositions of radio stations and, with respect to the ten months ended October 31, 1993, seasonality.
(b)      Relates to sale of two radio stations in Rochester, New York to Stoner.

                                    Multi Market Communications, Inc.
                                              (In thousands)

                                                                                           Two Months
                                                             Year Ended     Year Ended       Ended
                                                             August 31,     August 31,     October 31,
                                                                 1992          1993         1993 (a)
                                                             ----------     -----------    -----------
Statement of Operations Data :
Net revenues                                                   $ 2,565        $ 3,355        $   510
Operating expenses                                               1,891          2,880            452
Depreciation and amortization                                      649            652             54
Corporate general and administrative expenses                      664            146             82
                                                               -------        -------        -------
Operating loss                                                    (639)          (323)           (78)
Interest expense, net                                              349            326             44
Other non-operating income (expense)                                (3)            52              7
Extraordinary gain                                                                359 (b)
                                                               -------        -------        -------

Net loss                                                       $  (991)       $  (238)       $  (115)
                                                               =======        =======        =======

Balance Sheet Data :
Working capital (deficiency)                                   $(2,631)       $(3,664)       $(3,727)
Total assets                                                     6,888          6,532          6,423
Long-term debt, including current portion                        4,332          4,250          4,200

(a) Comparison of the fiscal years ended August 31 on a pro rata basis to the two months ended October 31, 1993 is significantly affected due to seasonality.
(b)      Represents gain on the forgiveness of debt.

                           Boston AM Radio Corporation
                                 (In thousands)


                                       Period December 1,         Ten Months
                                             1992                  Ended
                                      to December 31, 1992   October 31, 1993(a)
                                      --------------------   ------------------

Statement of Operations Data :
Net revenues                                  $    253              $ 2,823
Operating expenses                                 216                3,560
Depreciation and amortization                       17                  286
                                               -------              -------
Operating income (loss)                             20               (1,023)
Interest expense, net                               72                  784
                                               -------              -------

Net loss                                       $   (52)             $(1,807)
                                               =======              =======

Balance Sheet Data :
Working capital                                $   921              $    16
Total assets                                     6,648                5,354
Long-term debt, including current portion
and deferred interest                            4,403                4,631

(a) Comparison of the fiscal year ended December 31 on a pro rata basis to the ten months ended October 31, 1993 is significantly affected due to seasonality.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's Report on Form 10-K contains "forward-looking statements" including statements concerning projections, plans, objectives, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. The Company wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company: (a) the Company's ability to meet debt service requirements; (b) the Company's ability to compete successfully with other radio broadcasters; (c) the possibility of adverse governmental action or regulatory restrictions from those administering the Antitrust laws, the FCC or other governmental authorities; (d) the availability of funds under its credit agreements to fund acquisitions for the foreseeable future, or, if such funds are inadequate, the ability of the Company to obtain new or additional debt or equity financing and the potential dilutive effect of any such equity financing and (e) the Company's ability to successfully operate existing and any subsequently acquired stations and towers, particularly with the increasing number and geographic diversity of its operations.

General

     The Company's financial results are dependent on a number of factors, including the general strength of the local and national economies, population growth, ability to provide popular programming, local market competition, relative efficiency of radio broadcasting compared to other advertising media, signal strength and government regulation and policies. The primary operating expenses involved in owning and operating radio stations are employee salaries, depreciation and amortization, programming expenses, solicitation of advertising and promotion expenses.

     During the years ended December 31, 1995 and 1994, none of the Company's markets represented more than 15% of the Company's station operating income (i.e., net operating revenue less station operating expenses before depreciation and amortization), other than the Boston market. For the years ended December 31, 1994 and 1995 the Boston market accounted for an aggregate of approximately 27% of the Company's station operating income. As a consequence of the numerous acquisitions consummated by the Company in 1996, the Boston markets significance in relation to the Company's consolidated financial results has declined and other markets, particularly the Hartford market, have emerged as significant contributors to station operating income. For the year ended December 31, 1996, both the Boston and Hartford market individually accounted for an aggregate of approximately 20% of the Company's station operating income. While historically, radio revenues in the Boston and Hartford markets have remained relatively stable, an adverse change in the radio market or the station's relative market position could have a significant impact on the Company's operating results as a whole. The relative significance of the Boston and Hartford markets is expected to decline in 1997 and thereafter, as the Company reports the full impact of operating results of 1996 and subsequent station acquisitions.

     The Company's revenues are affected primarily by the advertising rates the Company's stations are able to charge. These rates are in large part based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by quarterly reports by independent national rating services. Because audience ratings in the local market are crucial to a station's financial success, the Company endeavors to develop strong listener loyalty. The Company believes that the diversification of formats on its radio stations helps the Company to insulate itself from the effects of changes in musical tastes of the public on any particular format.

     The number of advertisements that can be broadcast without jeopardizing listening levels (and the resulting ratings) is limited in part by the format of a particular radio station. The Company's stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, stations often utilize trade or barter agreements to generate advertising time sales in exchange for goods or services used in the operation of the stations, instead of cash. The Company minimizes its use of trade agreements and historically has sold over 93% of its advertising time for cash.

     Most advertising contracts are short-term and generally run only for a few weeks. In each of 1994, 1995 and 1996, approximately 77% of the Company's revenue was generated from local advertising, which is sold primarily by each station's sales staff. To generate national advertising sales, the Company engages an independent advertising sales representative that specializes in national sales for each of its stations.

     The Company's first calendar quarter historically produces the lowest revenues for the year, while each of the other quarters produces roughly equivalent revenues.

     The 1995 major league baseball labor dispute adversely impacted the Company's 1995 and 1994 financial performance. The Company has contractual commitments to pay fees in connection with the exclusive rights to broadcast the games of the Boston Red Sox (1996 and 1997 seasons) and the Boston Celtics (through the 1998-99 seasons). The fees payable by American under these arrangements currently aggregate more than $6.0 million annually through 1997; $2.4 million in 1998 and $2.0 million in 1999 and are payable on a pro rata basis for games played. During 1994, the major league baseball labor dispute caused the Company to lose more than $1.5 million of booked advertising business (plus, the Company believes, an indeterminate amount of other potential advertising revenue) with a corresponding reduction in expenses of approximately $1.0 million, representing mostly rights fees. Historically, the majority of a total season's advertising is placed during the six months prior to the start of the regular season. With respect to the 1995 Boston Red Sox season, the Company continued to place advertising in anticipation of a resolution of the dispute in time for the start of the regular season. However, in light of the uncertainties as to the timing and nature of such resolution, and despite an aggressive effort, placed advertising in 1995 was approximately $3.0 million less than placed 1994 advertising (not giving effect to a $1.5 million loss in 1994 caused by the labor dispute). The Company, over a period of several months, discussed with the Boston Red Sox a reduction in the approximately $4.0 million of rights fees payable for the full 1995 season (which would have been $3.5 million based on the shortened season). Those discussions resulted in an amendment to the agreement providing for a reduction in the 1995 fees to approximately $2.9 million, an extension of the agreement for one year to include the 1997 season and a prepayment by American for such extension and of such season's fees of $0.7 million. Due to the absence of a collective bargaining agreement between the owners and the players, there can be no assurance that there may not be future labor disputes that could adversely affect the Company's subsequent financial performance.

Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

   As of December 31, 1996, the Company owned and/or operated forty-eight FM and twenty-three AM stations. As of December 31, 1995, the Company owned and/or operated fifteen FM and nine AM stations. The Company also entered into LMA's as follows: September 1995 - KKMJ-FM, KAMX-FM and KJCE- FM in Austin; March 1996 - WBLK-FM in Buffalo; April 1996 - WSJZ-FM in Buffalo, WLQT-FM, WBTT-FM and WXEG-FM in Dayton and KSTE-AM in Sacramento; May 1996 - KSFM-FM KMJI-FM in Sacramento, KMXB-FM, KMZQ-FM, KXTE-FM, KXNT-FM in Las Vegas; July - KSSJ-FM in Sacramento; August 1996 - KNAX-FM, KVSR-FM, KOQO-AM/FM in Fresno, KBAY-FM and KKSJ- AM in San Jose, KXOA-AM/FM and KQPT-FM in Sacramento, WEAT-AM/FM, WOLL-FM in West Palm Beach and WAAF-FM and WWTM-AM in the Boston area; and November 1996
- WWMX-FM and WOCT-FM in Baltimore. The Company sold KGGO-FM, KHKI-FM and KDMI-AM in Des Moines in January 1995, WHWK-FM and WNBF-AM in Binghamton, New York in March 1995, and WNEZ-AM in Hartford in December 1996. During 1996, the Tower Subsidiary also continued to increase the number of tower sites and management agreements with several acquisitions. These transactions have significantly affected operations for the year ended December 31, 1996 as compared to the year ended December 31, 1995. See the Notes to the Consolidated Financial Statements for a description of the 1996 and 1995 station acquisitions.

     Net revenues were $178.0 million for the year ended December 31, 1996 compared to $97.8 million in 1995, an increase of $80.2 million or 82.0%. This increase was attributable to revenue growth in certain of the Company's existing markets and more importantly the impact of the 1996 station acquisitions.

     Operating expenses excluding net local marketing agreement expenses, depreciation and amortization and corporate general and administrative expenses were $120.0 million for the year ended December 31, 1996 compared to $66.4 million in 1995, an increase of $53.6 million or 80.7%. This increase was due to the impact of increased costs associated with the Company's revenue growth.

     Net local marketing agreement (LMA) expense was $8.1 million for the year ended December 31, 1996 compared to $0.6 million in 1995, an increase of $7.5 million. The increase is related to the impact of 1996 station acquisitions as the Company enters into LMA agreements prior to the consummation of many of its acquisitions and dispositions. Net LMA expenses consist of fees paid or earned by the Company under agreements which permit an entity to program and market stations prior to their acquisition. Local marketing agreement expenses for the year ended December 31, 1996 are presented net of approximately $2.3 million of revenues earned under such agreements.

     Depreciation and amortization was $17.8 million and $12.4 million for the years ended December 31, 1996 and December 31, 1995, respectively, an increase of $5.4 million or 43.5%. This increase was primarily attributable to the impact of increased expenses associated with the increase in depreciable and amortizable assets resulting from 1996 station acquisitions.

     Corporate general and administrative expense increased to $5.0 million for the year ended December 31, 1996 from $3.9 million for the year ended December 31, 1995, an increase of $1.1 million or 28.2%. This increase was primarily attributable to the higher personnel costs associated with supporting the Company's greater number of stations.

     Interest expense was $22.3 million for the year ended December 31, 1996 compared to $12.5 million for the 1995 period, an increase of $9.8 million or 78.4%. The increase is related to higher borrowing levels during 1996, including the Senior Subordinated Notes issued in early 1996, and to a lesser extent borrowings under the 1995 Credit Agreement.

     Interest income was $5.5 million for the year ended December 31, 1996 compared to $2.4 million for the year ended December 31, 1995, an increase of $3.1 million. The increase is attributable to interest income earned on certain station investment notes and higher investable cash balances in 1996.

     Gain (loss) on the sales of assets and other, net in 1996 was primarily attributable to the loss of the sale of WNEZ-FM and to a lesser extent losses on the sales of assets associated with the integration of certain station facilities. The gain on sale of assets for 1995 represents gains on the sale of radio broadcasting properties in Binghamton, New York ($3.9 million) and Des Moines, Iowa ($7.7 million).

     Provision for income taxes for the year ended December 31, 1996 was $4.8 million compared to $6.8 million for year ended December 31, 1995. The effective tax rate for the year ended December 31, 1996 was approximately 48.4% compared to 42.9% in 1995. The higher rate in 1996 is due to the effect of permanent differences, principally amortization of non-deductible goodwill on acquisitions consummated through mergers.

     Redeemable common and preferred stock dividends for the year ended December 31, 1996 were $5.0 million as compared to $0.8 million for the year ended December 31, 1995. The 1996 dividends are attributable to the Convertible Preferred Stock issued in late June 1996. The 1995 dividends were attributable to the Series C Common Stock which was retired in June 1995 with proceeds from the Company's initial public offering.

     Net income applicable to common stockholders was $0.2 million for the year ended December 31, 1996 compared to $7.5 million for the year ended December 31, 1995, a decrease of $7.3 million as a result of the factors discussed above.

   Broadcast cash flow (i.e., operating income before net LMA expenses, depreciation and amortization and corporate general and administrative expense) was $58.0 million for the year ended December 31, 1996 compared to $31.3 million for the year ended December 31, 1995, a $26.7 million or 85.3 % increase. Broadcast cash flow margins were 32.6% in 1996 compared to 32.0% in 1995.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     As of December 31, 1995, the Company owned and/or operated fifteen FM and nine AM stations. The Company acquired WRCH-FM and WNEZ-AM in Hartford in June 1994; WJYE-FM and WECK-AM in Buffalo and WQSR-FM and WBMD-AM in Baltimore in September 1994; WIRK-FM and WBZT-AM in West Palm Beach in October 1994, WEGQ-FM in Boston in January 1995, and WKGR-FM in West Palm Beach in July 1995. The Company also entered into LMA's with KKMJ-FM, KAMX-FM and KJCE-FM in September 1995. The Company sold WDJX-AM/FM in Louisville in May 1994; KGGO- FM, KHKI-FM and KDMI-AM in Des Moines in January 1995 and WHWK-FM and WNBF-AM in Binghamton, New York in March 1995. These transactions have significantly affected operations for the year ended December 31, 1995 as compared to the year ended December 31, 1994.

     Net Revenues for the year ended December 31, 1995 were $97.8 million compared to $68.0 million in 1994, a $29.8 million or 43.8% increase. This increase was principally attributable to acquisitions and also to revenue growth at substantially all of the Company's radio stations, but was partially reduced by a loss in revenue of one of American's Boston radio stations attributable to a labor dispute in major league baseball. See ---General above.

     Operating expenses excluding net LMA expense, depreciation and amortization and corporate general and administrative expenses were $66.5 million for the year ended December 31, 1995 and $50.1 million in 1994, a $16.4 million or 32.7% increase. This increase was due to station acquisitions as well as increased sales commissions resulting from the Company's revenue growth.

     Depreciation and amortization was $12.4 million and $9.9 million for 1995 and 1994, respectively, a $2.5 million or 25.3% increase. This increase was primarily attributable to intangible assets related to 1994 station acquisitions which occurred primarily in the third and fourth quarters of 1994.

     Corporate general and administrative expenses increased $1.7 million to $3.9 million for 1995 from $2.2 million in 1994 or 77.3%. The increase was due primarily to the higher costs associated with supporting the Company's increased number of stations.

     Interest expense was $12.5 million for 1995 compared to $7.3 million for 1994, a $5.2 million or 71.2% increase. This increase is related to increased borrowings used to fund station acquisitions.

     Interest income was $2.4 million for the year ended December 31, 1995 compared to $0.2 million for the year ended December 31, 1994, an increase of $2.2 million. The increase is attributable to interest income earned on certain station investment notes and higher investable cash balances in 1995.

     Gain on sale of assets for 1995 was $11.5 million compared to $2.3 million for 1994, an increase of $ 9.2 million. The 1995 gain represents two station sales: Binghamton ($4.0 million) and Des Moines ($7.6 million); only one station, Louisville, was sold in 1994.

     Income tax provision for 1995 was $6.8 million compared to $0.6 million for 1994, a $6.2 million or 1,033.3 % increase. The increase is a result of significantly improved profitability in 1995. The effective tax rate in 1994 was approximately 115.1% as compared to 42.9% in 1995. The higher effective rate in 1994 is due to the non-deductibility of amortization of certain intangible assets in 1994 as a percentage of income before taxes compared to 1995.

     Extraordinary loss for 1994 was $1.2 million, net of a $0.6 million tax benefit compared to $0.8 million, net of a $0.6 million tax benefit for 1995. Both extraordinary losses were the result of certain deferred financing costs being written off pursuant to the extinguishment of debt outstanding under the 1993 and 1994 Credit Agreements.

     Redeemable common and preferred stock dividends for 1995 were $0.8 million as compared to $1.9 million for 1994, a 57.9% decrease. The primary reasons for this decrease were the exchange of Preferred Stock to Common Stock in September 1994 and the retirement of Series C Common Stock in June 1995 which accompanied the initial public offering of the Company's Class A Common Stock. (See the Notes to the Consolidated Financial Statements).

     Net income applicable to common stockholders was $7.5 million for 1995 compared to a net loss applicable to common stockholders of $3.1 million for 1994, an increase of $10.6 million as a result of the factors discussed above.

     Broadcast cash flow (i.e., operating income before net LMA expense, depreciation and amortization and corporate general and administrative expense) was $31.3 million for 1995 compared to $17.9 million for 1994, a $13.4 million or 74.9 % increase. Broadcast cash flow margins were 32.0 % in 1995 compared to 26.3% in 1994.

Liquidity and Capital Resources

     The Company's liquidity needs arise from its acquisition-related activities, debt service, working capital, capital expenditures and dividend payments. Historically, the Company has met its operational liquidity needs with internally generated funds and has financed the acquisition of radio broadcasting properties and tower related properties with a combination of bank borrowings and proceeds from the sale of the Company's equity and debt securities. For the year ended December 31, 1996 cash flows provided by operating activities was $15.7 million, as compared to $9.7 million for the year ended December 31, 1995 and $2.0 million for the year ended December 31, 1994. The change is primarily attributable to working capital investments related to station acquisition and growth.

     Cash flows used for investing activities were $421.9 million for the year ended December 31, 1996 as compared to $81.2 million for the year ended December 31, 1995 and $92.9 million for the year ended December 31, 1994. The variations from year to year related to varying station acquisition activity.

     Cash provided by financing activities was $412.8 million for the year ended December 31, 1996 as compared to $72.2 million for the year ended December 31, 1995 and $ 89.6 for the year ended December 31, 1994. The increase in 1996 was due to the equity and debt offerings described below offset by repayment of borrowings under the 1995 Credit Agreement.

     Offerings: In January 1997, the Company consummated a private offering of 2,000,000 shares of 11 3/8% Cumulative Exchangeable Preferred Stock, $100 liquidation preference per share (Exchangeable Preferred Stock). Net proceeds to the Company from the offering were approximately $192.4 million. Proceeds of the offering were used initially to repay indebtedness and thereafter to fund acquisitions. Dividends on the Exchangeable Preferred Stock are cumulative at an annual rate of 11 3/8% (equivalent to $11.375 per share) and are payable quarterly in cash, at the Company's election, or on or prior to January 15, 2002 with the issuance of additional shares. The Exchangeable Preferred Stock possesses mandatory redemption features and will be classified accordingly in the financial statements. See the Notes to the Consolidated Financial Statements for a description of the Exchangeable Preferred Stock.

     In June 1996, the Company consummated a private offering of 2,750,000 Depositary Shares, each representing a one-twentieth of a share of Convertible Exchangeable Preferred Stock, $1,000 liquidation preference (Convertible
Preferred Stock). Net proceeds to the Company from the offering were approximately $132.8 million and were used to fund acquisitions. Dividends on the Convertible Preferred Stock are cumulative at an annual rate of 7% (equivalent to $3.50 per depositary share) and are payable quarterly in cash. Approximately $5.0 million of accrued dividends had been paid as of December 31, 1996. See the Notes to the Consolidated Financial Statements for a description of the Convertible Preferred Stock.

     In February 1996, the Company completed an equity offering and a debt offering. Pursuant to the equity offering, which consisted of 5,514,707 shares of its Class A Common Stock at a price of $27 per share, including 4,000,000 shares sold by the Company, 1,013,370 shares sold by selling shareholders, and an additional 501,337 shares sold by the Company pursuant to the exercise of the underwriters' over-allotment option. Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $114.5 million and were utilized to repay existing debt and fund acquisitions.

     Pursuant to the debt offering, the Company sold $175.0 million of 9% Senior Subordinated Notes at a discount of approximately $1.4 million yielding 9.125%. Interest on the Senior Subordinated Notes is payable semi-annually on February 1 and August 1 and the Notes mature on February 1, 2006. The Company, may at its option, redeem, in whole or in part, the Senior Subordinated Notes beginning February 1, 2001, initially at 104.5% of principal amount declining annually to 100.0% in 2004 and thereafter. The Company is also required to redeem the Senior Subordinated Notes upon the occurrence of certain events. The Senior Subordinated Notes are subordinate in right of payment to the prior payment in full of indebtedness outstanding under the 1997 Credit Agreement and contain certain covenants including, but not limited to, limitations on sales of assets, dividend payments, future indebtedness and issuance of preferred stock, and changes in control (as defined) require an offer to purchase the Senior
Subordinated Notes. The Senior Subordinated Notes are guaranteed by all Restricted Subsidiaries (as defined). Proceeds to the Company, net of underwriters' discount and associated costs were approximately $167.5 million, and were utilized to repay existing debt and fund acquisitions.

     Credit Agreements: As of December 31, 1996, the Company had approximately $330.7 million of total long-term debt (including the current portion thereof) outstanding. This included approximately $151.5 million of borrowings outstanding under the 1995 Credit Agreement. In January 1997, the Company entered into new credit agreements with a syndicate of banks (the 1997 Credit Agreement) which replaced the $300.0 million 1995 Credit Agreement. The 1997 Credit Agreement consists of two separate lending agreements, providing for facilities consisting of a $550.0 million reducing revolver credit facility, a $200.0 million revolving credit converting to a term loan facility and a $150.0 million term loan facility, available only to repurchase, if required, certain note obligations of EZ Communications, Inc. (EZ) which will be assumed by the Company in connection with the merger of EZ into the Company (EZ Merger). The terms of the 1997 Credit Agreement are described in the Notes to the Consolidated Financial Statements. In connection with the 1997 Credit Agreement, in January 1997, the Company recorded an extraordinary loss of approximately $2.6 million, which will be recorded net of the applicable income tax benefit, representing the write-off of deferred financing fees associated with the previous agreement.

     In November 1996, the Tower Subsidiary entered into a credit agreement (Tower Credit Agreement) that provides the Tower Subsidiary with a $70.0 million loan commitment and an incremental $20.0 million loan, contingent upon Tower obtaining additional equity. The terms of the Tower Credit Agreement are described in the Notes to the Consolidated Financial Statements.

     In order to finance acquisitions of radio stations, tower related properties and for general corporate purposes, the Company has borrowed and expects to continue to borrow under its credit agreements. As part of the EZ Merger, the Company will assume EZ's obligations with respect to $150.0 million principal amount of the EZ Senior Subordinated Notes and repay all borrowings under the EZ credit facility with borrowings from the 1997 Credit Agreement. The Company will be required to offer to purchase the EZ Senior Subordinated Notes at 101% of their principal amount and will borrow any funds required to do so under the 1997 Credit Agreement. A substantial portion of the Company's cash flow from operations is required for debt service. The Company believes that cash flow from operations will be sufficient to meet debt service requirements for interest and scheduled payments of principal under the credit agreements and the Senior Subordinated Notes and the EZ Senior Subordinated Notes. However, the Company's leverage could make it vulnerable to a downturn in the operating performance of its radio stations, tower properties or a downturn in economic conditions.

     The Company believes that its cash flows from operations will be sufficient to meet any quarterly dividend, debt service requirements for interest and scheduled payments of principal under the 1997 Credit Agreement and its other debt obligations. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any of such transactions on favorable terms.

     The Company's working capital needs fluctuate throughout the year due to industry-wide seasonality and its broadcast of sporting events at different times during the year. The Company historically has had sufficient cash from its operations to meet its working capital needs and believes that it has sufficient financial resources available to it, including borrowing under the credit agreements, to finance operations for the foreseeable future.

     The Company has entered into numerous station and tower acquisition and related agreements (see the Notes to the Consolidated Financial Statements). The consummation of each of these agreements is subject to, among other things, FCC approval and in some cases expiration or earlier termination of the Hart-Scott Rodino Act waiting period and the negotiation of definitive agreements. Unless otherwise noted, the Company intends to effect all of the transactions as soon as the necessary approvals are obtained. The Company intends to finance the acquisitions with available cash, borrowings under the 1997 Credit Agreement, and, in certain cases, issuance of equity securities.

     The Company expects capital expenditures in 1997 to be approximately $20.0 million, consisting principally of tower construction, office consolidations and ongoing technical improvements. To the extent that funds generated from operations, or available cash, are insufficient to finance non-recurring capital expenditures, the Company would seek to borrow the necessary funds under the 1997 Credit Agreement.

Inflation

     The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

Recent Accounting Pronouncement

     In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (FAS 128), which will be effective for fiscal 1997. FAS 128 will require the Company to restate amounts previously reported as earnings per share to comply with the requirements of the new standard; while the Company is in the process of evaluating the impact of FAS 128, it does not expect that adoption will have a dilutive effect on previously reported earnings per share.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The  following   financial   statements   of  American   Radio  Systems
Corporation are filed herein.

         American Radio Systems Corporation and Subsidiaries

         Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 1995 and 1996 Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996
         Consolidated Statements of Stockholders'  Equity  (Deficiency) for each of the three years in the period ended December 31, 1996 Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996
         Notes to Consolidated Financial Statements


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         The information called for by this Item is not applicable.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         "Election of Directors" and "Additional Information" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 are hereby incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

         "Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 are hereby incorporated by reference herein. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402(a)(8) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

         "Principal Stockholders" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 is hereby incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         "Other Transactions" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or before April 30, 1997 is hereby incorporated by reference herein.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)  Documents filed as part of this report
         (1) Financial Statements


    The consolidated financial statements of the Company are filed as part of this Form 10-K and are set forth on pages F-1 to F-49 as detailed in Item 8.



(b)  Reports on Form 8-K filed in the fourth quarter of 1996.

         Form 8-K/A (Amendment 2) on October 2, 1996:
         Item  7  -  Financial   Statements  and  Pro  Forma  Financial
         Information for the Company and The Ten Eighty Corporation.



(c)  Exhibits - See Exhibit Index beginning on page (i).



(d)  Consolidated financial statement schedule

         Schedule II - Valuation and Qualifying Accounts - see page S-1.

         All other schedules have been omitted because the required information either is not applicable or is shown in or determinable from the financial statements or notes thereto.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1997.

                                    AMERICAN RADIO SYSTEMS CORPORATION


                                    By: /s/ STEVEN B. DODGE
                                       Steven B. Dodge
                                       Chief Executive Officer, Director,
                                       President and Chairman of the Board

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  STEVEN B. DODGE              Chairman of  the Board, Chief Executive
                                   Officer, President and Director

/s/ JOSEPH L. WINN                Chief Financial Officer and Director


/s/ JUSTIN D. BENINCASA           Vice President and Corporate Controller


/S/ THOMAS H. STONER              Director


/S/ ARNOLD L. CHAVKIN             Director


/S/ JAMES H. DUNCAN, JR.          Director


/S/ CHARLES D. PEEBLER, JR.       Director


/S/ DONALD B. HEBB, JR.           Director


/S/ CHARLTON H. BUCKLEY           Director

INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors of
  American Radio Systems Corporation:

We have audited the accompanying conso1idated balance sheets of American Radio Systems Corporation and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of American Radio Systems Corporation and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 25, 1997

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                 December 31,
                                                           --------------------
                                                             1995         1996
                                                            ------       ------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                              $  3,889   $ 10,447
     Accounts receivable (less allowance for doubtful
       accounts of $2,532 and $4,560 in 1995 and 1996,
       respectively)                                          24,389     51,897
     Employee and other related-party receivables                151        249
     Prepaid expenses and other assets                         2,130      3,354
     Note receivable--other                                    1,108
     Deferred income taxes                                     1,162      3,370
                                                            --------   --------
               Total current assets                           32,829     69,317
                                                            --------   --------
PROPERTY AND EQUIPMENT--Net                                   31,786     90,247
                                                            --------   --------
OTHER ASSETS:
     Station investment note receivable--related party
        (less valuation allowance of $500 in 1995 and
            1996)                                                500        743
     Station investment notes receivable                      48,597     69,177
     Intangible assets--net:
          Goodwill                                            66,464    232,149
          FCC licenses                                        45,023    233,558
          Other intangible assets                             15,864     27,553
     Deposits and other long-term assets                       7,733     26,064
     Net assets held under exchange agreement                            47,495
                                                            --------   --------
               Total other assets                            184,181    636,739
                                                            --------   --------
TOTAL                                                       $248,796   $796,303
                                                            ========   ========




                 See notes to consolidated financial statements.

                           AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS
                                    (In thousands, except share data)

                                                                                   December 31,
                                                                             -----------------------
                                                                                 1995          1996
                                                                               --------      -------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                     $     355    $     561
     Accounts payable                                                             3,004        7,085
     Accrued compensation                                                         1,318        3,027
     Accrued expenses                                                             5,593       16,355
     Accrued interest                                                               514        7,303
                                                                              ---------    ---------
          Total current liabilities                                              10,784       34,331
                                                                              ---------    ---------
DEFERRED INCOME TAXES                                                             7,899       33,205
                                                                              ---------    ---------
OTHER LONG-TERM LIABILITIES                                                       1,929        2,149
                                                                              ---------    ---------
LONG-TERM DEBT                                                                  152,149      330,111
                                                                              ---------    ---------
MINORITY INTEREST                                                                                344
                                                                              ---------    ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred Stock; $0.01 par value; 10,000,000 shares authorized;
       Convertible Exchangeable Preferred Stock; 137,500 shares issued and outstanding (represented by 2,750,000 depositary shares);
       liquidation preference $1,000 per share                                                     1
     Class A Common Stock; $.01 par value; 100,000,000 shares authorized;
        6,645,862 and 15,101,022 shares issued and outstanding,
        respectively                                                                 66          151
     Class B Common Stock; $.01 par value; 15,000,000 shares authorized,
        5,919,601 and 4,658,096 shares issued and  outstanding,
        respectively                                                                 59           47
     Class C Common Stock; $.01 par value; 6,000,000 shares authorized;
        1,795,518 and 1,295,518 shares issued and outstanding,
        respectively                                                                 18           13
     Additional paid-in capital                                                  70,928      390,731
     Unearned compensation                                                         (391)        (297)
     Retained earnings                                                            5,793        5,955
                                                                              ---------    ---------
          Total                                                                  76,473      396,601
     Less:
          Treasury stock, at cost, 18,449 shares at December 31, 1995
              and 1996                                                             (438)        (438)
                                                                              ---------    ---------
          Total stockholders' equity                                             76,035      396,163
                                                                              ---------    ---------
TOTAL                                                                         $ 248,796    $ 796,303
                                                                              =========    =========


                 See notes to consolidated financial statements.

                           AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In thousands, except per share data)


                                                                                            Years Ended
                                                                                             December 31,
                                                                                  ---------------------------------
                                                                                     1994        1995        1996
                                                                                   --------    --------   ---------
NET REVENUES                                                                       $ 68,034    $ 97,772    $178,019
                                                                                   --------    --------    --------
OPERATING EXPENSES:
     Operating expenses excluding depreciation and
        amortization, net local marketing agreement and
        corporate general and administrative expenses                                50,129      66,448     120,004
     Net local marketing agreement expenses                                                         600       8,128
     Depreciation and amortization                                                    9,920      12,364      17,810
     Corporate general and administrative                                             2,229       3,908       5,046
                                                                                   --------    --------    --------
          Total expenses                                                             62,278      83,320     150,988
                                                                                   --------    --------    --------
OPERATING INCOME                                                                      5,756      14,452      27,031
                                                                                   --------    --------    --------
OTHER INCOME (EXPENSE):
     Interest expense                                                                (7,276)    (12,497)    (22,287)
     Interest income and other, net                                                     225       2,435       5,525
     Gains (losses) on sale of assets and other, net                                  2,278      11,544        (308)
     Provision for loss on station investment note
        receivable                                                                     (500)
                                                                                   --------    --------    --------
          Total other income (expense)                                               (5,273)      1,482     (17,070)
                                                                                   --------    --------    --------
INCOME FROM OPERATIONS BEFORE
EXTRAORDINARY ITEMS AND INCOME TAXES                                                    483      15,934       9,961
INCOME TAX PROVISION                                                                   (556)     (6,829)     (4,826)
                                                                                   --------    --------    --------
INCOME (LOSS) BEFORE EXTRAORDINARY
   LOSSES                                                                               (73)      9,105       5,135
EXTRAORDINARY LOSSES ON EXTINGUISHMENT
   OF DEBT, NET OF INCOME TAX BENEFIT OF
   $597 IN 1994 AND $614 IN 1995                                                     (1,160)       (817)
                                                                                   --------    --------    --------
NET INCOME (LOSS)                                                                    (1,233)      8,288       5,135
REDEEMABLE COMMON AND PREFERRED
   STOCK DIVIDENDS                                                                   (1,887)       (815)     (4,973)
                                                                                   --------    --------    --------
NET INCOME (LOSS) APPLICABLE TO COMMON
   STOCKHOLDERS                                                                    $ (3,120)    $ 7,473     $   162
                                                                                    ========    =======     =======
PRIMARY AND FULLY DILUTED PER COMMON
   SHARE AMOUNTS:
   Income (loss) before extraordinary losses                                       $   (.21)        .65      $   .01
   Extraordinary losses                                                                (.12)       (.06)
                                                                                   --------     -------      -------
   Net income (loss)                                                               $   (.33)        .59      $   .01
                                                                                   ========     =======      =======
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                                                 9,338      12,646       20,510
                                                                                   ========     =======      =======


                             See notes to consolidated financial statements.

                                         AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                           (In thousands)
                             Convertible
                             Exchangeable         Series A          Series B         Series D          Class A           Class B
                            Preferred Stock     Common Stock      Common Stock     Common Stock      Common Stock      Common Stock
                            ---------------  ----------------  ----------------  ---------------   ----------------  ---------------
                            Shares            Shares            Shares            Shares            Shares            Shares
                             Out-              Out-              Out-              Out-              Out-              Out-
                          standing  Amount   standing  Amount  standing  Amount  standing  Amount  standing  Amount  standing Amount
                          --------  ------  ---------  ------  --------  ------  --------- ------  --------- ------  -------- ------
BALANCE, January 1, 1994                        2,992 $   30        152 $    2
 Issuance of Common Stock,
  net of issuance costs
  of $129................                         473      4        222      2          317  $ 3
 Conversion of long-term
  debt to Series A Common
  Stock..................                          75      1
 Issuance of stock in
  exchange for note
  receivable.............                          28
 Conversion of preferred
  stock to Series A
  Common Stock...........                          63      1
 Dividends payable.......
 Distributions on
  redeemable stock.......
 Distributions paid......
 Acquisition of treasury
  stock................
 Issuance of warrants....
 Accretion of Series A
  redeemable stock to
  fair value.............
 Net loss................
                                            --------- ------  --------- ------  --------- ------
BALANCE,
 DECEMBER 31, 1994.......                       3,631     36        374      4        317      3

 Repayment of note
  receivable.............
 Stock options granted
  below fair market
  value..................
 Reclassification of
  Series A, B and C
  redeemable stock.......
 Two-for-one stock
  exchange...............                       3,631     36        374      4        317      3
 Distributions on
  redeemable stock.......
 Reversal of dividends
  payable................
 Conversion to Class A
   Common Stock..........                      (1,275)   (13)                        (539)    (5)     1,813 $   18
 Conversion to Class B
   Common Stock..........                      (5,637)   (56)                         (95)    (1)                       5,731 $  57
 Conversion to Class C
   Common Stock..........                        (298)    (3)      (748)    (8)
 Shares allocated to
  treasury...............                         (52)
 Issuance of Class A
  Common Stock, net of
  issuance costs of
  $8,303.................                                                                             4,770     47
 Exercise of Common Stock
  Option and Warrant.....                                                                                 1
 Conversion of Senior
  Series C Common Stock
  to Class B and Class
  C Common Stock.........                                                                                                 268     3
 Acquisition of
  treasury stock.........                                                                                                 (18)
 Amortization of unearned
   compensation..........
 Conversion of Class B
  Common Stock to Class A
  Common Stock...........                                                                                61      1        (61)   (1)
 Retirement of treasury
  stock..................

 Net income..............
 Reclassification of
  capital deficiency
  account................
                                            --------- ------  --------- ------  --------- ------  --------- ------  --------- ------
BALANCE,
   DECEMBER 31, 1995.....                           0      0          0      0          0      0      6,645     66      5,920    59

 Dividends payable.......
 Distributions paid......
 Issuance of Class A
  Common Stock, net of
  issuance cost of
  $7,034.................                                                                             4,501     45
 Shareholder conversion
  in conjunction with
  issuance of Class A
  Common Stock...........                                                                               838      8       (338)   (3)
 Issuance of Preferred
  Stock, net of issuance
   cost of $4,725........       138 $    1
 Issuance of  Class A
  Common Stock for
  Skyline, Bridan Tower,
  and Henry Mergers......                                                                             2,165     22
 Conversion of Class B
  Common Stock to Class
  A Common Stock.........                                                                               952     10       (952)  (10)
 Exercise of common
  stock options..........                                                                                                  28     1
 Amortization of
  unearned compensation..
 Net income..............
                          --------- ------  --------- ------  --------- ------  --------- ------  --------- ------  --------- ------
BALANCE,
 DECEMBER 31, 1996.......       138 $    1          0 $    0          0 $    0          0 $    0     15,101 $  151      4,658 $  47
                          ========= ======  ========= ======  ========= ======  ========= ======  ========= ======  ========= ======

                                           See notes to consolidated financial statements.

     Class C
  Common Stock         Note     Treasury Stock                             Capital
------------------  Receivable  --------------               Additional  Deficiency   Retained  Redeemable
  Shares               from                       Unearned     Paid-in      Upon      Earnings     Stock   Dividends
Outstanding Amount  Stockholder  Shares Amount  Compensation   Capital   Combination  (Deficit)  Dividends  Payable       Total
----------- ------  -----------  ------ ------  ------------  ---------  -----------  ---------  ---------  -------   -------------
                                                                         $   (21,709) $    (447) $    (255)           $     (22,379)

                                                              $  18,046                                                      18,055

                                                                  1,349                                 25                    1,375

                    $      (500)                                    500

                                                                  1,138                                                       1,139
                                                                   (265)                                    $   265
                                                                 (1,536)                               230                   (1,306)
                                                                   (351)                                                       (351)
                                    (26)$ (340)                     340
                                                                    523                                                         523

                                                                 (1,387)                                                     (1,387)
                                                                                         (1,233)                             (1,233)
                    -----------  ------ ------                ---------  -----------  ---------  ---------  -------   -------------

                           (500)    (26)  (340)                  18,357      (21,709)    (1,680) $       0      265          (5,564)
                                                                                                 =========

                            500                                                                                                 500
                                                $       (473)       473

                                                                  3,121                                                       3,121
                                    (26)                            (43)
                                                                                           (815)                               (815)
                                                                    265                                        (265)




      1,046 $   11


                                                                 70,355                                                      70,402

         79      1                                                   11                                                          12


        671      6                                                                                                                9
                                    (18)  (438)                     438

                                                          82                                                                     82



                                     52    340                     (340)
                                                                                          8,288                               8,288

                                                                (21,709)      21,709
----------- ------  -----------  ------ ------  ------------  ---------  -----------  ---------             -------   -------------

      1,796     18            0     (18)  (438)         (391)    70,928  $         0      5,793                   0          76,035
                                                                         ===========

                                                                                         (4,973)              4,973
                                                                                                             (4,973)         (4,973)

                                                                114,457                                                     114,502


       (500)    (5)

                                                                132,774                                                     132,775


                                                                 72,131                                                      72,153



                                                                    441                                                         442

                                                          94                                                                     94
                                                                                          5,135                               5,135
----------- ------  -----------  ------ ------  ------------  ---------               ---------             -------   -------------

      1,296 $   13  $         0  $  (18)$ (438) $       (297) $ 390,731               $   5,955             $     0   $     396,163
=========== ======  ===========  ====== ======  ============  =========               =========             =======   =============

                 See notes to consolidated financial statements.

                           AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands)
                                                                                  Years Ended
                                                                                  December 31,
                                                                      -----------------------------------
                                                                          1994        1995         1996
                                                                      ----------   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                  $  (1,233)   $   8,288    $   5,135
   Adjustments  to  reconcile  net income  (loss) to cash
     provided by operating activities:
     Barter revenues                                                     (4,369)      (4,678)      (7,989)
     Barter expenses                                                      4,011        4,626        6,973
     Depreciation and amortization                                        9,920       12,364       17,810
     Amortization of deferred financing costs                               265          278          868
     Amortization of debt discount                                                                     84
     Provision for losses on accounts receivable                            721        1,387        2,977
     Provision for loss on station investment note receivable               500
     Extraordinary losses, net                                            1,160          817
     Deferred taxes                                                         388        3,490          940
     Accretion of note discount                                             (34)         (53)         (42)
     (Gain) loss on sale of station and other, net                       (2,278)     (11,544)         248
     Unearned compensation                                                                82           94
     Change in assets and liabilities, net of effects
      of mergers and acquisitions:
        Accounts receivable                                              (8,142)      (6,030)     (27,872)
        Prepaid expenses and other assets                                  (399)        (919)      (1,202)
        Accounts payable and accrued expenses                             1,989        2,609       10,846
        Accrued interest                                                   (333)        (993)       6,789
                                                                      ---------    ---------    ---------
          Cash provided by operating activities                           2,166        9,724       15,659
                                                                      ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchase of property and equipment and
     intangible assets                                                   (5,754)      (5,926)     (25,109)
   Proceeds from asset and radio station sales                            5,620       15,302        1,087
   Proceeds from repayment of station investment notes receivable                      3,000        1,350
   Payments for purchase of tower properties                                          (7,300)      (9,797)
   Payments for purchase of radio stations                              (87,291)     (31,013)    (312,591)
   Payments for station investment notes receivable and related
     intangible assets                                                   (5,000)     (48,597)     (56,522)
   Deposits and other long-term assets                                     (484)      (6,649)     (20,303)
                                                                      ---------    ---------    ---------
          Cash used for investing activities                            (92,909)     (81,183)    (421,885)
                                                                      ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under the Credit Agreements                                83,500      225,000      154,000
   Repayment under the Credit Agreements                                 (7,000)    (202,500)    (151,500)
   Repayment of other obligations                                        (2,448)      (1,288)        (454)
   Net proceeds from debt offering - net of discount                                              173,581
   Additions to deferred financing costs                                 (1,742)      (3,896)      (5,344)
   Redemption of Series C Senior Common Stock                                        (14,580)
   Dividends paid                                                          (351)                   (4,973)
   Purchase of treasury stock                                                           (438)
   Net proceeds from stock offerings and exercise of
    options                                                              17,560       69,882      247,474
                                                                      ---------    ---------    ---------
          Cash provided by financing activities                          89,519       72,180      412,784
                                                                      ---------    ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                           (1,224)         721        6,558
CASH AND CASH EQUIVALENTS, BEGINNING OF
   YEAR                                                                   4,392        3,168        3,889
                                                                      ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $   3,168    $   3,889    $  10,447
                                                                      =========    =========    =========

                 See notes to consolidated financial statements.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Business and Summary of Significant Accounting Policies

     American Radio Systems Corporation and subsidiaries (collectively, American or the Company) is a national broadcasting company formed in 1993 to acquire, develop and operate radio stations and communications towers throughout the United States. In July 1995, the Company organized American Tower Systems, Inc. (the Tower Subsidiary or Tower) for the purpose of acquiring, developing, and operating communications towers throughout the United States, for use by American's radio stations, other radio operators and other communication related businesses. As of December 31, 1996 the Company owned and/or operated 71 stations in 14 markets (23 AM and 48 FM) and owned and operated over 200 towers and rooftop towers.

     The Company commenced operations on November 1, 1993, following the tax-free combination of four parties (the Combination); Stoner Broadcasting System Holding, Inc. (Stoner), Atlantic Radio, L.P. (Atlantic), Multi Market Communications, Inc. (Multi Market) and Boston AM Radio Corporation (Boston AM) (collectively, the Predecessor Entities). The Combination was accounted for as a purchase, and the Company has recorded the net assets of each of the Predecessor Entities at their historical carrying values.

     In order to simplify its corporate structure, in December 1995, American merged American Radio Systems, Inc. (ARSI), its wholly owned subsidiary which had owned all of the radio stations, with and into American. American Radio Systems License Corp. (ARSLC) is a wholly owned subsidiary of the Company which holds substantially all of the FCC licenses utilized by the Company's broadcasting properties. Pursuant to a management agreement between ARSLC and American, American pays a management fee to ARSLC equal to its operating expenses (primarily amortization and taxes).

     Concurrent with the initial public offering discussed in Note 8, the Company amended its Articles of Incorporation, which provided for, among other things, a two-for-one exchange of each share Series A, B and D Common Stock for two shares of Class A, B, or C Common Stock (the 1995 Recapitalization). The accompanying financial statements give retroactive effect to the two-for-one stock exchange.

     Principles of Consolidation--The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliates, owned more than 20 percent but not in excess of 50 percent, are accounted for using the equity method, when less than a controlling interest is held. The Company also consolidates its 50.1% interest in a communications tower partnership, with the other partner's investment reflected as minority interest in the accompanying balance sheet. Equity in earnings
(loss) of  affiliates  not  consolidated  and the minority  interest in earnings
(loss) of consolidated affiliates is reported as a component of gains on sales of assets and other, net in the accompanying statement of operations. There were no such amounts for the years ended December 31, 1994 and 1995, and such amounts were not material in 1996.

     Revenue Recognition--Revenues are recognized when advertisements are broadcast and transmitting services are provided. Revenues under lease and management contracts are recognized when earned. The Company's revenues vary throughout the year. The Company's first calendar quarter historically produces the lowest revenues for the year, while each of the other quarters produces roughly equivalent revenues.

     Corporate  General  and  Administrative   Expense--Corporate   general  and
administrative expense consists of corporate overhead costs not specifically allocable to any of the Company's individual business properties.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

1.   Business and Summary of Significant Accounting Policies--(Continued)

     Barter Transactions--Revenue from the stations' exchange of advertising time for goods and services is recorded as the advertising is broadcast at the fair market value of goods or services received or to be received. The value of the goods and services is charged to expense when used. Net barter receivables are included in accounts receivable.

     Barter transactions were approximately as follows for the years ended December 31 (in thousands):

                                    1994         1995         1996
                                    ----         ----         ----
Barter revenues                   $4,369       $4,678       $7,989
Barter expenses                    4,011        4,626        6,973
Net barter receivables               327          248          811
Barter fixed asset additions          89          131           22
Net barter liability assumed in
       acquisitions                                            431


     Net Local Marketing Agreement Expense--Net local marketing agreement (LMA) expenses consist of fees paid by or earned by American under agreements which permit an entity to program and market stations prior to their acquisition. The Company enters into such agreements prior to the consummation of many of its acquisitions or dispositions. LMA expenses for the year ended December 31, 1996 are presented net of approximately $2,333,000 of revenue earned under such agreements with third parties.

     Concentration of Credit Risk--The Company extends credit to customers on an unsecured basis in the normal course of business. No individual industry or industry segment is significant to the Company's customer base. The Company has policies governing the extension of credit and collection of amounts due from customers.

     Derivative Financial Instruments--The Company uses derivative financial instruments as a means of managing interest-rate risk associated with current debt or anticipated debt transactions that have a high probability of being executed. Derivative financial instruments used include interest rate swap agreements and interest rate cap agreements. These instruments are matched with either fixed or variable rate debt and, when matched, are recorded on a settlement basis as an adjustment to interest expense. Premiums paid to purchase interest rate cap agreements are amortized as an adjustment of interest expense over the life of the contract. Gains and losses on terminated contracts are deferred and recognized over the shorter of the remaining term of the terminated contract or the term of the related liability. Derivative financial instruments are not held for trading purposes. (See Notes 3 and 13).

     Impairment of Long-Lived Assets--During 1996, the Company adopted FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121), which addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill. Management reviews long-lived assets and the related intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be held and used are recorded at cost. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operations to which the assets relate, to the carrying amount including associated intangible assets of such operations. If it is determined that the Company will be unable to recover the carrying amount of such assets, then intangible assets are written down first, followed by the other long-lived assets, to fair value. Fair value is determined based on appraised values or discounted cash flows, depending upon the nature of the assets. The impact of the adoption of FAS 121 on the Company's results of operations, liquidity and financial position was not material.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

1.   Business and Summary of Significant Accounting Policies--(Continued)

     Stock-Based Compensation--During 1996, the Company adopted the disclosure only provisions of FAS No. 123 "Accounting for Stock-Based Compensation" (FAS
123). FAS 123 addresses the financial accounting and reporting standards for stock-based employee compensation plans. FAS 123 gives an entity the choice of recognizing related compensation expense by either applying the new fair value method or the intrinsic value approach described in Accounting Principles Board
(APB) Opinion No. 25, the former standard. The Company has continued to use the measurement prescribed by APB No. 25, and, accordingly, the impact of the adoption had no effect on the Company's results of operations, liquidity or financial position. The Company has provided supplemental disclosure of the impact of applying the fair value method. (See Note 8).

     Property and Equipment and Intangible Assets--Property and equipment are recorded at cost and depreciation is provided using the straight-line method over estimated useful lives ranging from three to thirty-two years. The consolidated financial statements reflect the preliminary allocation of certain purchase prices as the appraisals for certain acquisitions have not yet been finalized.

     Non-competition and consulting agreements, Federal Communications Commission (FCC) licenses, favorable transmitter sites, goodwill, and various other intangibles, acquired in connection with the Company's acquisitions of the various radio stations, are being amortized over their estimated useful lives, ranging from one to forty years, using the straight-line method. Other intangible assets consist principally of deferred financing costs, broadcast affiliation agreements, favorable studio and office space leases and costs incurred on pending acquisitions. Accumulated amortization of goodwill aggregated approximately $2,176,000 and $6,369,000 at December 31, 1995 and 1996, respectively. Accumulated amortization of FCC licenses aggregated approximately $2,390,000 and $7,628,000 at December 31, 1995 and 1996,
respectively. Accumulated amortization of other intangible assets aggregated approximately $14,696,000 and $14,112,000 at December 31, 1995 and 1996,
respectively,

     Property and equipment and intangible assets include approximately $61,123,000 of assets related to radio stations held for sale as of December 31, 1996, excluding the net assets held under exchange agreement. (See Notes 10, 11 and 14).

      Note  Receivable--Other--In  connection  with the sale of a Syracuse,  New
York radio station, the Company held a note receivable. The note had a face amount of $1,000,000 and was collected in full along with interest in October 1996.

     Station Investment Note Receivable--Related Party-- At December 31, 1994, the Company held a $5,000,000 note (the Acquisition Note) from a related party, Back Bay Broadcasters, Inc. (Back Bay), pursuant to transactions discussed in Notes 8 and 12. The Acquisition Note had a stated interest rate of 10% but was discounted to reflect a market interest rate of 16% and was due in 2001. Further, during 1994, the Company provided a $500,000 valuation allowance to reflect management's estimate of the value of the underlying collateral for the Acquisition Note.

     In May 1995, American sold the Acquisition Note, and its related rights and privileges (the Back Bay Note Sale) for (a) $3,000,000 in cash, (b) 4.99% of the common stock of Back Bay, and (c) a 10% Convertible Subordinated Debenture of Back Bay in the principal amount of $1,000,000 which is convertible into 20% of the common stock of Back Bay. This note matures in 2002 and is carried at its expected net realizable value of $500,000. There is no readily determinable market value for the common stock of Back Bay; therefore, the Company is unable to assign any value to this asset or its related rights

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

1.   Business and Summary of Significant Accounting Policies--(Continued)

and privileges. As part of the agreement, the Company also obtained an assignable right of first refusal with respect to the sale of assets or stock (or other equity securities) of Back Bay and an assignable option, exercisable at any time after August 31, 1998, to purchase all of the assets of Back Bay. As of December 31, 1996, Back Bay owned three radio stations: WBNW-AM, Boston (sale pending), and certain other Rhode Island stations. As part of American's arrangement to purchase KBBT-FM in Portland, Oregon, the Company granted the seller of such station the right to exercise its purchase option to acquire WBNW- AM. In December 1996, such seller and Back Bay entered into a purchase and sale agreement with respect to WBNW-AM. In August 1996, American advanced an additional $243,000 to Back Bay in exchange for a note bearing interest at 10% per annum and maturing in 2002. (See Note 14).

     Station Investment Notes Receivable--In connection with certain transactions discussed in Notes 10, 11 and 12, the Company has loaned funds at varying rates of interest to certain entities which own radio stations the Company is obligated, or has options, to purchase. These notes, as amended, have varying interest rates ranging from 6% to 12% and are collateralized by substantially all of the assets of the related radio stations.

     Significant Estimates--In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives of its assets such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and accruals for health insurance and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a material effect on its financial position, results of operations or liquidity.

     Income Taxes--Deferred taxes are provided to reflect temporary differences in bases between book and tax assets and liabilities, and net operating loss carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates.

     Cash Flow Information--For purposes of the statements of cash flows, the Company considers all highly liquid, short-term investments with remaining maturities of three months or less when purchased to be cash equivalents.

     Cash payments for interest expense aggregated approximately $7,018,000, $9,890,000 and $14,329,000 for the years ended December 31, 1994, 1995, and
1996, respectively.

     Cash  payments  for  income  taxes  aggregated  approximately   $1,600,000,
$1,808,000 and $3,086,000 for the years ended December 31, 1994, 1995, and 1996, respectively.

     Significant noncash investing and financing transactions, apart from the barter transactions discussed above, are as follows:

          For the year ended December 31, 1994:

          o Capital lease obligations of approximately $550,000 were incurred when the Company entered into leases for new office furniture and equipment.

          o The Company issued warrants to acquire approximately 79,000 shares of common stock with a cost aggregating $523,000 in exchange for the acquisition of certain intangible assets. (See Notes 8 and 12).

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

1.   Business and Summary of Significant Accounting Policies--(Continued)

          o Additional Series A Common Stock was issued upon the conversion of $1,350,000 of long-term debt, $1,138,000 of Preferred Stock (of which $138,000 represented Deferred Yield Distributions), and receipt of a $500,000 note receivable. (See Notes 7, 8 and 12).

          o    Leasehold   improvements  totaling  approximately  $937,000  were
               provided to the Company in connection with certain building lease incentives.

     For the years ended December 31, 1994 and 1995:

          o    Accrued and unpaid Common  Deferred  Yield  Distributions  on the
               Series  C  Common  Stock  aggregated   $1,536,000  and  $815,000,
               respectively. (See Note 7).

   For the year ended December 31, 1995:

          o In connection with the WEGQ-FM acquisition (see Note 10), the Company issued a $500,000 note to the previous owner.

          o Capital lease obligations of approximately $201,000 were incurred for office furniture and equipment.

          o In connection with the Company's initial public offering of its Class A Common Stock (the Initial Public Offering), the Company exchanged approximately 939,000 shares of Senior Series Common
               Stock for approximately 268,000 shares of Class B Common Stock and approximately 671,000 shares of Class C Common Stock. (See
               Note 7).

          o The Company's obligation to repurchase the shares of the beneficiaries of a Predecessor Entity's Employee Stock Ownership Plan was canceled as a result of the Initial Public Offering and pursuant to a vote by the Board of Directors effective September 30, 1995. (See Note 7).

For the year ended December 31, 1996:

          o In connection with radio station and tower acquisitions, the Company assumed approximately $4,437,000 in liabilities and issued shares of Class A Common Stock with an agreed upon value of approximately $72,153,000. (See Note 10).

          o Capital lease obligations of approximately $390,000 were incurred for office furniture and equipment. (See Note 3).

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

1.   Business and Summary of Significant Accounting Policies--(Continued)

     Retirement Plans--The Company has a 401(k) plan covering substantially all employees, subject to certain minimum age and length-of-employment requirements. Under the plan, the Company matches 30% of participants' contributions up to 5% of compensation. The Company contributed approximately $164,000, $225,000 and $299,000 to the plan for the years ended December 31, 1994, 1995, and 1996, respectively.

     Income (Loss) Per Common Share--For the periods prior to the initial public offering, income (loss) per common share was based on the weighted average number of common shares outstanding during each period adjusted for stock options and warrants issued at prices below the initial public offering price, without regard to the anti-dilutive effect of such options and warrants. Such stock options and warrants have been included in the calculation of income
(loss) per common share as if they were outstanding for the entire period prior to the offering (using the treasury stock method and the initial public offering price). For the years ended December 31, 1995 and 1996, income per common share is based on the number of common shares outstanding as adjusted for dilutive stock options and warrants. Fully diluted earnings (loss) per share amounts are not reported separately as the effects are not dilutive.

     Reclassifications--Certain reclassifications have been made to the prior year financial statements to conform with the 1996 presentation.


2.   Property and Equipment

     Property and equipment consisted of the following as of December 31 (in thousands):

                                                         1995           1996
                                                       -------        -------
Land and improvements                                  $ 4,731        $14,835
Buildings and improvements                              12,036         28,733
Broadcast equipment                                     11,452         37,256
Office equipment, furniture, fixtures and other
   equipment                                             2,974          8,635
Assets under capital lease obligations                     849          1,259
Construction in progress                                 1,982          8,903
                                                       -------        -------
Total                                                   34,024         99,621
Less accumulated depreciation and amortization           2,238          9,374
                                                       -------        -------
Property and equipment--net                            $31,786        $90,247
                                                       =======        =======


     Accumulated amortization for the assets under capital leases aggregated approximately $511,000 and $659,000 at December 31, 1995 and 1996, respectively.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

3.   Long-Term Debt

     Outstanding   amounts  under  the  Company's  long-term  debt  arrangements consisted of the following as of December 31 (in thousands):

                                          1995             1996
                                        --------         --------
      Credit Agreements                 $151,500         $151,500
      Tower Credit Agreement                                2,500
      Senior Subordinated Notes                           173,665
      Tower Note Payable-Other                              1,558
      Other obligations                    1,004            1,449
                                        --------         --------
      Total                              152,504          330,672
      Less current maturities                355              561
                                        --------         --------
      Long-term debt                    $152,149         $330,111
                                        ========         ========


     Credit Agreements--In January 1997, the Company entered into two new credit agreements with a syndicate of banks (the 1997 Credit Agreement), which replaced the previously existing credit agreement. All amounts outstanding under the previous agreement were repaid with proceeds from the 1997 Credit Agreement; the following discussion, with the exception of information regarding interest rates, is based upon the terms and conditions of the 1997 Credit Agreement. Collectively, the previous credit agreement and the 1997 Credit Agreement are referred to as the Credit Agreements.

     The 1997 Credit Agreement consists of two separate lending agreements, providing for facilities consisting of a $550.0 million reducing revolver credit facility which is available through December 31, 2004, a $200.0 million revolving credit converting to a term loan facility maturing December 31, 2004, and a $150.0 million term loan facility, maturing December 31, 2004, available only to repurchase, if required, certain note obligations of EZ Communications, Inc. which will be assumed by the Company in connection with the merger discussed in Note 11.

     Amounts outstanding under the Credit Agreements bear interest based upon a variable base rate adjusted for a margin which is determined by reference to certain financial ratios of the Company, generally related to leverage. Until such time as the Company requests that rates be fixed or capped, rates are determined, at the option of the Company, by reference to either the Eurodollar rate plus certain percentages, or an alternate base rate (as defined) plus certain percentages. The weighted average interest rates under the Credit Agreements were approximately 9.4 % and 8.0% for the years ended December 31, 1995 and 1996, respectively.

     In connection with the Credit Agreements, the Company is obligated to pay commitment fees based on a percentage of the unused portion of the available commitments (the fee varies depending upon which facility is affected and the Company's leverage ratio). Commitment fees paid related to the Credit Agreements were approximately $24,500 and $1,113,000 in 1995 and 1996, respectively.

     The 1997 Credit Agreement contains certain financial and operational covenants and other restrictions with which the Company must comply, including, among others, limitations on certain acquisitions, additional indebtedness, capital expenditures, and payment of cash dividends and stock repurchases. In addition, restrictions are placed upon the use of borrowings under the 1997 Credit Agreement and the Company must maintain certain financial ratios, principally related to leverage. Borrowings under the 1997 Credit Agreement are collateralized by a first security interest in the capital stock of the Company's Restricted Subsidiaries (as defined in the 1997 Credit Agreement), and all financial instruments (including the station investment note receivables) and material agreements. The Company's Restricted Subsidiaries have guaranteed the obligations of the Company under the 1997 Credit Agreement.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

     Extraordinary Losses--In 1994, the Company replaced its then existing credit facility and, in connection with repayment of borrowings under that facility, recognized an extraordinary loss of $1,160,000, net of a tax benefit of $597,000, representing the write-off of deferred financing fees for the old facility. In 1995, the Company again replaced its then existing credit facility, and, in connection with repayment of borrowings under that facility, recognized an extraordinary loss of $817,000, net of a tax benefit of $614,000, representing the write-off of deferred financing fees for the old facility. Following closing of the 1997 Credit Agreement in January 1997 and repayment of amounts outstanding under the previous agreement, the Company recognized an extraordinary loss of approximately $2.6 million, which will be recorded net of the applicable tax benefit, representing the write-off of deferred financing fees associated with the previous agreement.

   1996 Tower Credit Agreement--During November 1996, the Tower Subsidiary entered into a credit agreement (the 1996 Tower Credit Agreement), that provides the Tower Subsidiary with a $70.0 million loan commitment based on Tower maintaining certain financial ratios and an incremental $20.0 million loan, contingent on Tower obtaining additional equity from the Company. There was $67.5 million available under the 1996 Tower Credit Agreement at December 31, 1996. The facility may be borrowed, repaid (up to a minimum $2.5 million balance) and re-borrowed until April 15, 2000; thereafter, availability decreases in an amount equal to 50% of the Excess Cash Flow (as defined in the 1996 Tower Credit Agreement) for the fiscal year immediately preceding the calculation date. In addition, the 1996 Tower Credit Agreement requires certain commitment reductions in the event of sale of the Tower Subsidiary's capital stock or debt instruments, and/or permitted asset sales as defined in the 1996 Tower Credit Agreement.

   Outstanding amounts under the 1996 Tower Credit Agreement bear interest at a variable base rate plus a variable margin based on certain of Tower's financial ratios. Interest rates under the 1996 Tower Credit Agreement are determined, at the option of Tower, at either the LIBOR Rate plus certain percentages or the Base Rate (as defined in the 1996 Tower Credit Agreement) plus certain percentages. The spread over the LIBOR Rate and the Base Rate varies from time to time, depending upon Tower's financial leverage. For the year ended December 31, 1996, the weighted average interest rate of the 1996 Tower Credit Agreement was 8.75%.

     The Tower Subsidiary pays quarterly commitment fees which vary, depending on the Tower Subsidiary's financial leverage, and on the aggregate unused portion of the total commitment. Commitment fees paid for the 1996 Tower Credit Agreement aggregated approximately $24,000 during 1996.

     The 1996 Tower Credit Agreement contains certain financial and operational covenants and other restrictions with which the Tower Subsidiary must comply, whether or not any borrowings are outstanding thereunder, including, among others, limitations on certain acquisitions, additional indebtedness, capital expenditures, and cash distributions, unless certain financial tests are met, as well as restrictions on the use of borrowings and requirements to maintain certain financial ratios. The obligations of the Tower Subsidiary under the 1996 Tower Credit Agreement are collateralized by a first priority security interest in substantially all the assets of the Tower Subsidiary.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

     Senior Subordinated Notes--In February 1996, the Company sold $175,000,000 of 9% Senior Subordinated Notes due 2006 (the Subordinated Notes) at a discount of $1,419,000 to yield 9.125% (the Debt Offering). Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $167.5 million. As of December 31, 1996, the Subordinated Notes aggregated approximately $173,665,000 net of an unamortized discount of approximately $1,335,000. Interest is payable semi-annually on February 1 and August 1 with the face amount of the Subordinated Notes due on February 1, 2006. The Subordinated Notes are redeemable at the option of the Company, in whole or in part at any time on or after February 1, 2001 and prior to maturity, at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest, if any, to but excluding the redemption date, if redeemed during the 12 month period beginning February 1 of the years indicated:
2001 - 104.5%;  2002 -  103.0%;  2003 - 101.5%;  2004 and  thereafter  - 100.0%.
Notwithstanding the foregoing, at any time prior to February 1, 1999, the Company may redeem up to $58.3 million principal amount of the Subordinated Notes from the net proceeds of a public equity offering (as defined in the Subordinated Notes indenture) at a redemption price equal to 109.0% of the principal amount thereof plus accrued and unpaid interest, if any, to the Redemption Date, provided that at least $116.7 million principal amount of the Subordinated Notes remain outstanding immediately after the occurrence of any such redemption. The Subordinated Notes are subordinate in right of payment to the prior payment in full of all obligations under the 1997 Credit Agreement. The Subordinated Notes contain certain covenants including, but not limited to, limitations on sales of assets, dividend payments, future indebtedness and issuance of preferred stock, and require an offer to purchase in the event of a Change of Control (as defined). Proceeds from the Debt Offering and the equity offering discussed in Note 8, were used to repay outstanding borrowings under the Credit Agreements.

     Tower Note Payable-Other--A corporation which is under majority control of the Tower Subsidiary has a note secured by the minority shareholder's interest in the corporation. Interest rates under this note are determined, at the option of the corporation, at either the greater of a floating rate (as defined in the note agreement), the Federal Home Loan Bank of Boston rate plus 2.35%, or the Treasury Fixed Rate plus 3%. As of December 31, 1996, the effective interest rate on borrowings under this note was 8.02%. The note is payable in monthly principal and interest payments through 2008.

     Other obligations--In connection with various transactions, the Company assumed or incurred certain other obligations. These obligations, as well as lease obligations, bear interest at rates ranging from 8% to 13% and are payable in various monthly or annual installments through 2007.

     Future principal payments required under the Company's long-term debt arrangements at December 31, 1996 are as follows (in thousands):

        Year Ending December 31,
        1997 .................................. $    561
        1998 ..................................      442
        1999 ..................................      248
        2000 ..................................      247
        2001 ..................... ............   36,659
        Thereafter through 2008 ...............  292,515
                                                 -------
        Total ................................. $330,672
                                                ========

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

1    Long-Term Debt--(Continued)

     Derivative Positions--Under the terms of the Credit Agreements, the Company is required, under certain conditions, to enter into interest rate protection agreements. At December 31, 1995, the Company had entered into nine swap agreements under which the interest rate was fixed with respect to $75 million of notional principal amount at rates between 4.5% and 8.1% and five cap agreements pursuant to which it had capped another $41.0 million of notional principal amount at rates between 5% and 10%. These swap and cap agreements were to expire at varying dates between March 1996 and May 2000. During 1996, the Company amended and or canceled certain of these agreements. At December 31, 1996, the Company maintains two swap agreements, expiring in September 2000, under which the interest rate is fixed with respect to $35.5 million of notional principal amount at approximately 7% and 10%. The Company intends to enter into new agreements, at least to the extent necessary to comply with the requirements of the 1997 Credit Agreement (50% of the total indebtedness of the Company must bear fixed interest). The Company's exposure under these agreements is limited to the impact of variable interest rate fluctuations and the periodic settlement of amounts due under these agreements if the other parties fail to perform. (See
Note 13).

4.   Commitments and Contingencies

     Broadcast Rights--At December 31, 1996, the Company was committed to the purchase of broadcast rights for various sports events, and other programming, including on-air talent, aggregating approximately $8,775,000. This programming is not yet available for broadcast. As of December 31, 1996, aggregate payments related to these commitments during the next five years and thereafter are as follows (in thousands):

     Year Ending December 31
     1997...........................................................$ 2,829
     1998...........................................................  2,736
     1999...........................................................  2,287
     2000...........................................................    423
     2001...........................................................    405
     Thereafter through 2004........................................     95
                                                                    -------
     Total..........................................................$ 8,775
                                                                    =======


     Leases--The Company leases various offices, studios, and broadcast and other equipment under operating leases that expire over various terms. Most leases contain renewal options with specified increases in lease payments in the event of renewal by the Company.

     Future minimum rental payments required under non-cancelable operating leases in effect at December 31, 1996 are approximately as follows (in thousands):

     Year Ending December 31
     1997...........................................................$ 4,762
     1998...........................................................  4,267
     1999...........................................................  3,843
     2000...........................................................  3,425
     2001...........................................................  3,521
     Thereafter through 2019........................................  9,412
                                                                    -------
     Total..........................................................$29,230
                                                                    =======

     Aggregate rent expense under operating leases for the years ended December 31, 1994, 1995 and 1996 approximated $1,314,000, $1,769,000 and $4,374,000, respectively.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

4.   Commitments and Contingencies--(Continued)

     The Company and the Tower Subsidiary obtain a portion of their revenues from leasing tower and transmitting facilities and sub-carrier rights to other broadcasters and communications companies under various operating leases. The Tower Subsidiary sub-leases rented space on communications towers to its customers, under substantially the same terms and conditions, including cancellation rights, as those found in its own lease contracts. Most leases allow cancellation at will or under certain technical circumstances. The leases expire over various terms and provide for renewal options and increases in lease payments in the event such leases are renewed.

     Future minimum lease revenues for non-cancelable operating leases in effect at December 31, 1996 are approximately as follows (in thousands):

     Year Ending December 31
     1997...........................................................$  2,027
     1998...........................................................   1,574
     1999...........................................................   1,235
     2000...........................................................     960
     2001...........................................................     564
     Thereafter through 2006........................................   4,670
                                                                    --------
     Total..........................................................$ 11,030
                                                                    ========



     Total rental revenues under these leases approximated $199,000, $448,000 and $676,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Total rental revenues under the Company's sub-leases approximated $468,000 for the year ended December 31, 1996.

     Audience Rating and Other Service and Employment Contracts--The Company has entered into various non-cancelable audience rating and other service and employment contracts that expire over the next five years. Most of these audience rating and other service agreements are subject to escalation clauses and may be renewed for successive periods ranging from one to five years on terms similar to current agreements, except for specified increases in payments. Management believes that, in the normal course of business, these contracts will be renewed or replaced by similar contracts.

     Future minimum payments required under these contracts at December 31, 1996 are as follows (in thousands):

     Year Ending December 31
     1997...........................................................$  3,579
     1998...........................................................   3,365
     1999...........................................................     865
     2000...........................................................     308
     2001...........................................................      66
                                                                    --------
     Total..........................................................$  8,183
                                                                    ========


     Total expense under these contracts for the years ended December 31, 1994, 1995 and 1996 approximated $1,577,000, $2,426,000 and $ 4,117,000, respectively.

     See Notes 11 and 12 for information with respect to station acquisition and Tower Subsidiary acquisition commitments.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

4.   Commitments and Contingencies--(Continued)

     Litigation--In the normal course of business, the Company is subject to certain suits and other matters. Management believes that the eventual resolution of any pending matters, either individually or in the aggregate, will not have a material effect on the Company's financial position, results of operations or liquidity.

5.   Related-Party Transactions

     An individual, who is a stockholder of the Company and was a limited partner and creditor of two of the Predecessor Entities, is a partner in a law firm which represents the Company, and certain associates of this firm serve as assistant secretaries to the Company. Legal fees and other expenses incurred for services rendered by this firm to the Company approximated $473,000, $772,000 and $2,038,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

     An affiliate of Chase Equity Associates (CEA), a stockholder of the Company, is a co-syndication agent and an approximate 14%, 9% and 9% participant under prior credit agreements in 1994, 1995 and 1996, respectively. A company director is also a general partner of CEA. For the years ended December 31, 1994, 1995 and 1996, the stockholder affiliate's share of interest and fees paid by the Company pursuant to the provisions of the Credit Agreements were $1,200,000, $1,688,500 and $553,000, respectively.

     See Notes 8 and 12 for other related-party transactions.

6.   Income Taxes

     The income tax provision was comprised of the following for the years ended December 31 (in thousands):

                                        1994        1995        1996
                                        ----        ----        ----
        Current:
             Federal                               $1,851      $2,910
             State                                    612         854
        Deferred:
             Federal                   $  169       4,023         905
             State                        387         343         157
                                       ------      ------      ------
        Income tax provision           $  556      $6,829      $4,826
                                       ======      ======      ======



     The income tax provision for the year ended December 31, 1996 includes approximately $244,000 relating to the exercise of certain options, the tax benefit of which was recorded as a component of additional paid-in capital.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

6.   Income Taxes --(Continued)

     A reconciliation between the U.S. statutory rate and the effective rate is as follows for the years ended December 31:

                                        1994       1995     1996
                                        ----       ----     ----


Statutory tax rate                       34%       34%       34%
State taxes, net of federal benefit      35         6         6
Goodwill amortization                    17         1         6
Amortization of intangibles              13                   1
Meals and entertainment                  15         1         3
Other--net                                1         1        (2)
                                        ---        --        --
Effective tax rate                      115%       43%       48%
                                        ===        ==        ==


     Significant   components   of  the   Company's   deferred  tax  assets  and
liabilities, computed using currently enacted tax rates, are as follows at December 31 (in thousands):

                                                                                  1995        1996
                                                                                  ----        ----

Current Assets:
          Allowances and accruals made for financial reporting purposes
             which are currently nondeductible                                  $  1,162    $  3,370
                                                                                ========    ========
Long-term items:
     Assets:
          Allowances made for financial reporting purposes which are
             currently nondeductible                                            $    200    $    277
          Net operating loss carry-forwards                                        1,507       1,010
          Valuation allowance                                                     (1,267)     (1,010)

     Liabilities:
          Property and equipment and intangible assets-principally due to tax basis differences and the use of accelerated depreciation and
             amortization methods for tax purposes                                (8,339)    (33,482)
                                                                                --------    --------
     Net long-term deferred tax liabilities                                     $ (7,899)   $(33,205)
                                                                                ========    ========


     At December 31, 1996 the Company has net operating loss carry-forwards available to reduce future taxable income of $2,886,000 for federal and state purposes. These loss carry-forwards expire through 2009. Because of uncertainty regarding eventual recovery of these assets, a valuation allowance was provided against the carrying amount. During 1996, as a result of increases in taxable income and certain tax planning strategies, certain of these assets were realized and approximately $257,000 of the valuation allowance was removed.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

7.   Redeemable Stock

     Activity related to the classes of redeemable stock for the years ended December 31, 1994 and 1995 is as follows, after giving retroactive adjustment for the two-for-one stock exchange (in thousands):

                                              Preferred                  Series C            Series A
                                          Shares      Amount       Shares    Amount     Shares     Amount
                                          ------      ------       ------    ------     ------     ------

Balance, January 1, 1994                      71    $  1,025       1,714   $ 12,230        434   $  2,532
     Distributions accrued in kind                       113                  1,886
     Conversion of preferred
        stock                                (71)     (1,138)
     Treasury share repurchases                                                            (52)      (340)
     Accretion to fair value                                                                        1,240
     Distributions paid                                                        (351)
                                        --------    --------      ------   --------      -----    -------
Balance, December 31, 1994              $      0           0       1,714     13,765        382      3,432
                                        ========    ========
     Reclassification against
           additional paid-in capital                                                     (382)    (3,432)
     Distributions accrued in kind                                              815
     Distributions paid                                                      (2,580)
     Conversion to Common Stock                                     (939)
     Share redemption                                               (775)   (12,000)
                                                                  ------    -------      -----    -------
Balance, December 31, 1995                                             0    $     0          0    $    0
                                                                  ======    =======      =====    =======

     Preferred Stock-- The holder of the Preferred Stock was entitled to quarterly cash distributions (the Yield Distributions) equal to 10% of the stock's initial "preferred distribution amount" compounded on a daily basis. All of the outstanding Preferred Stock, including approximately $138,000 of deferred yield that was not distributed to the holder, was converted to approximately 126,000 shares of Series A Common Stock in September 1994.

     Senior Common Stock--Holders of the Senior Series C Common Stock (the Senior Common Stock) were entitled to quarterly cash distributions (the Common Yield Distributions) equal to 10% of the stock's initial "preferred distribution amount", compounded on a daily basis. The Company paid out distributions aggregating approximately $351,000 in December 1994.

     Upon consummation of the Initial Public Offering, the Company paid the liquidation preference of the Senior Common Stock of $7.00 per share plus accrued and unpaid Common Yield Distributions (approximately $14.6 million). As part of such transaction, the Company exchanged 0.54789 shares of Series B Common Stock for each outstanding share of Senior Common Stock.

     Series A Common Stock--Repurchase Obligation to ESOP Stockholders--The Company was obligated to repurchase shares of Class A Common Stock held by an employee stock ownership plan (ESOP) of a Predecessor Entity. During 1994 and 1995, the Company repurchased at fair market value approximately 52,000 and 18,000 shares, respectively.

     As a result of the Initial Public Offering, the Board of Directors of the Company voted effective September 30, 1995 to amend the ESOP to eliminate the right of beneficiaries to require the Company to purchase their shares. Pursuant to this amendment, the Company reclassified the long-term portion of its obligation of approximately $3.4 million to additional paid-in capital. The Board of Directors also voted effective December 31, 1995 to terminate the ESOP. During 1996, the Company applied for a favorable determination letter from the IRS with respect to termination of the plan, which was received in March 1997.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

8.   Stockholders' Equity (Deficiency)


     Authorized Shares--In December 1996, the American stockholders voted to approve an increase in the authorized share amounts for certain classes of capital stock. Such amounts are reflected on the accompanying consolidated balance sheet. The number of shares that were authorized prior to this increase consisted of 1,000,000 shares of Preferred Stock, 25,000,000 shares of Class A Common Stock, 10,000,000 shares of Class B Common Stock and 6,000,000 shares of Class C Common Stock.

      Convertible Exchangeable Preferred Stock Offering--The outstanding Convertible Exchangeable Preferred Stock (Convertible Preferred Stock) of the Company at December 31, 1996 consisted of 137,500 shares (2,750,000 Depositary Shares, each Depositary Share represents ownership of one-twentieth of a share of Convertible Preferred Stock). Proceeds to the Company of the sale in June 1996, net of underwriters' discount and associated costs, were approximately
$132.8 million. Proceeds from the offering were used to fund acquisitions. Shares of Convertible Preferred Stock are convertible at the option of the holder at any time, unless previously redeemed or exchanged, into shares of Class A Common Stock, par value $.01 per share, of the Company at a conversion price of $42.50 per share of Class A Common Stock (equivalent to a conversion rate of 1.1765 shares of Class A Common Stock per Depositary Share), subject to adjustment in certain events.

      The Convertible Preferred Stock is redeemable, in whole or in part, at the option of the Company, for cash at any time after July 15, 1999, initially at $1,049 per share ($52.45 per Depositary Share), declining ratably immediately after July 15 of each year thereafter to a redemption price of $1,000 per share ($50 per Depositary Share) after July 15, 2006, plus in each case accrued and unpaid dividends. The Convertible Preferred Stock will be exchangeable, subject to certain conditions, at the option of the Company, in whole but not in part, on any dividend payment date commencing June 30, 1997 for the Company's 7% Convertible Subordinated Debentures due 2011 (the Exchange Debentures) at a rate of $1,000 principal amount of Exchange Debentures for each share of Convertible Preferred Stock ($50 principal amount for each Depositary Share).

      Dividends on the Convertible Preferred Stock are cumulative at an annual rate of 7% (equivalent to $3.50 per Depositary Share), accruing from the date of original issuance (June 25, 1996) and are payable quarterly in arrears on March 31, June 30, September 30, and December 31, commencing September 30, 1996. The Company's ability to pay dividends is restricted under the terms of the Subordinated Notes (see Note 3) and is prohibited during the existence of a default under the Company's Credit Agreements or the Subordinated Notes. The Company met all tests and approximately $5.0 million of accrued dividends had been paid through December 31, 1996.

     Common Stock Offerings--In February 1996, the Company consummated an offering of approximately 5,515,000 shares of Class A Common Stock at an offering price of $27 per share, consisting of 4,000,000 shares initially sold by the Company, approximately 1,013,000 shares sold by selling shareholders and approximately 501,000 shares sold by the Company pursuant to the exercise of the underwriters' over-allotment option. Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $114.5 million and were utilized to repay existing debt and fund acquisitions.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

8.   Stockholders' Equity (Deficiency) --(Continued)

     In June 1995, the Company consummated the Initial Public Offering of 5,500,000 shares of the Company's Class A Common Stock ($.01 par value) at a price of $16.50 per share. The total shares issued pursuant to the Initial Public Offering consisted of 4,270,000 shares initially sold by the Company, 730,000 shares by selling shareholders and an additional 500,000 shares sold by the Company pursuant to the underwriters' over-allotment option. Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $70.4 million. The Company used the proceeds to pay the liquidation preference of the Senior Common Stock as discussed in Note 7 ($14.6 million), to reduce indebtedness under the then existing credit agreement ($54.0 million) and to repay certain stockholder notes ($1.0 million). The remaining proceeds were used to fund current working capital needs. Concurrent with the Initial Public Offering, the Company effected the 1995 Recapitalization pursuant to which each share of Series A, B, and D Common Stock outstanding was exchanged for two shares of Class A, Class B or Class C Common Stock. The Class A Common Stock and Class B Common Stock entitle the holder to one and ten votes, respectively, per share. The Class C Common Stock is nonvoting. The accompanying financial statements give retroactive effect to the two-for-one stock exchange.

     Capital Deficiency Upon Combination--In connection with accounting for the Combination, the Predecessor Entities' accumulated deficits or retained earnings at November 1, 1993 were carried forward into the Company in the form of a capital deficiency account. The Company has reclassified the balance of the capital deficiency upon combination against additional paid-in capital in the accompanying financial statements.

     Stock Option Plan--The Company has a stock option plan which provides for the granting of options to employees to acquire up to 2,000,000 shares of Class A and B Common Stock. Exercise prices in the case of incentive stock options are not less than the fair value of the underlying Class A Common Stock on the date of grant. Exercise prices in the case of non-qualified stock options are set at the discretion of the Board of Directors. Options vest ratably over various periods, generally five years, commencing one year from the date of grant.

The following table summarizes the option activity for the periods presented after considering the effect of the two-for-one stock exchange:

                                                         Weighted Average
                                                         Exercise Prices
                                              Options       Per Share

Outstanding as of  December 31, 1993 ...       580,000     $    6.38
Granted ................................       322,000     $    7.79
Canceled ...............................        (8,000)    $    6.38
Exercised ..............................        (2,000)    $    6.38
                                             ---------     ---------
Outstanding as of  December 31, 1994 ...       892,000     $    6.88
Granted ................................       362,000     $   12.58
Canceled ...............................        (4,800)    $    6.38
Exercised ..............................        (1,200)    $    6.38
                                             ---------     ---------
Outstanding as of December 31, 1995 ....     1,248,000     $    8.54
Granted/issued(1) ......................       740,500     $   29.40
Canceled(1) ............................      (260,600)    $    7.11
Exercised ..............................       (28,800)    $    6.84
                                             ---------     ---------
Outstanding as of December 31, 1996 ....     1,699,100     $   14.56
                                             =========     =========

(1) Includes 253,000 options which were canceled and reissued at the December 31, 1996 fair market value of $27.25.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

      Options exercisable:                                   Weighted Average
                                                             Exercise Prices
                                                                Per Share
          December 31, 1994............    114,000 shares          $6.38
          December 31, 1995............    271,200 shares          $6.61
          December 31, 1996............    520,800 shares          $7.58


     In February 1995, the Board granted options to employees to acquire 282,000 shares of Class B Common Stock with exercise prices below the fair market value at the date of grant ($11.50 per share). In addition, the Board, in June 1995, granted options to an employee to acquire 10,000 shares of Class B Common Stock at an exercise price below fair market value. Fair market value at date of grant was determined based on advice from the Company's investment banker. Unearned compensation with respect to these options aggregated $473,000 and is being amortized over the period that the options vest (five years). Amortization aggregating $82,000 and $94,000 was recorded for the years ended December 31, 1995 and 1996, respectively.

The following table sets forth information regarding options outstanding at December 31, 1996:

                                                                                         Weighted Average
                       Range of                       Weighted Average Weighted Average Exercise Price for
                    Exercise Price  Number Currently   Exercise Price      Remaining        Currently
Number of Options    Per Share        Exercisable       Per Share            Life          Exercisable
-----------------    -----------      ------------      -----------          ----          -----------
     538,000            $6.38            322,800            $6.38              2              $ 6.38
     316,400        $6.38 - $9.90        126,560            $7.80              3              $ 7.80
     357,200        $9.88 - 23.75         71,440           $12.61              4              $12.61
     487,500       $25.00 - 39.13                          $29.40              5
  ----------       --------------       --------        ---------             --              ------
   1,699,100       $6.38 - $39.13        520,800           $14.56              4              $ 7.58
  ==========       ==============       ========        =========             ==              ======

     Tower Stock Option Plan--The Tower Subsidiary has a stock option plan which provides for the granting of options to employees to acquire up to 1,000,000 shares of the Tower Subsidiary's common stock. During 1996, 550,000 options were granted at an exercise price of $5.00 per share. The vesting terms are similar to the Company's plan, and options to acquire the Tower Subsidiary's stock are not convertible to options or stock of the Company. When determining earnings per share (as discussed in Note 1), the potential dilutive impact of these options on the Company's share of Tower's net income is taken into account.

     Pro Forma Disclosure--As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options or awards to employees. Had the Company used the fair value method to measure compensation for grants made in 1995 and 1996, reported net income
(loss) applicable to common stockholders and net income (loss) per share would have been $7,257,000 or $0.57 per share in 1995 and $(858,000) or $(0.04) in
1996. The impact of the Tower options were not material to the pro forma disclosures.

For purposes of determining the above disclosure required by FAS 123, the fair value of options on their grant date was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                          1995          1996
                                                          ----          ----
     Approximate risk-free interest rate                  6.0%          6.0%
     Expected life of option grants                     5 years       5 years
     Expected volatility of underlying stock             35.0%         35.0%


     The estimated weighted average fair value of option grants made during 1995 and 1996 was $5.47 and $11.88, respectively, per option.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

8.    Stockholders' Equity (Deficiency) --(Continued)

     Warrants--In connection with the financing necessary to complete the acquisition of radio station WEEI-AM discussed in Note 12 by Back Bay, the Company granted CEA, a stockholder, warrants to acquire 79,000 shares of the Company's Series B Common Stock (which became the right to acquire Class C Common Stock as part of the 1995 Recapitalization) at an exercise price of $0.05 per share in exchange for providing the initial financing (the Back Bay Note) and granting the Company certain rights with respect to the agreements between Back Bay and CEA (including the right to purchase from CEA the Back Bay Note). The warrants represented approximately 1% of the Company's Common Stock at the time of issuance. The cost of the warrants was measured as the difference between the fair value of the Series B Common Stock on the date the warrants were granted and the exercise price, and was recorded as a cost associated with acquiring certain assets from Back Bay after Back Bay's acquisition of WEEI-AM (see Note 12). In connection with the Initial Public Offering , CEA exercised its warrants.

     Reserved Shares--The Company has reserved 400,000 shares of Class A Common Stock and 1,600,000 shares of Class B Common Stock for issuance under the Company's stock option plan (the Plan). In February 1997, the Board of Directors adopted, subject to stockholder approval at the Company's annual meeting on May 29, 1997, an amendment to the Plan which will increase the number of shares available for future grant to 3,000,000, the additional 1,000,000 shares being shares of Class A Common Stock.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

9.    Station Dispositions

     Dispositions-- In December 1996, the Company sold WNEZ-AM serving New Britain, Connecticut for approximately $710,000, and a loss of approximately $140,000 was recorded upon disposition.

     In January 1995, the Company sold three stations, KGGO-FM, KHKI-FM and KDMI-AM, serving Des Moines, Iowa. In March 1995, the Company sold two stations, WHWK-FM and WNBF-AM, serving Binghamton, New York. Gains of approximately $7.6 million and $4.0 million were realized during the year ended December 31, 1995 on the Des Moines and Binghamton dispositions, respectively.

     In May 1994, the Company sold two stations, WDJX-AM/FM in Louisville, Kentucky. Net proceeds from the sale approximated $5,300,000, and a gain of approximately $2,300,000 was recorded upon disposition.

      Summarized financial data related to these dispositions for the three years ended December 31, 1996 are as follows (in thousands):

                                                                       1994           1995        1996
                                                                       ----           ----        ----
 Net revenues.....................................................  $ 7,143         $  665       $   58
 Operating expenses excluding depreciation and amortization and
    corporate general and administrative expenses.................    5,333          4,531          193

10.    Acquisitions

     General: The following acquisitions have all been accounted for by the purchase method of accounting, and accordingly, the operating results of the acquired entities, to the extent that an LMA agreement did not exist, have been included in consolidated operating results since the date of acquisition. The purchase price has been allocated to the assets acquired, principally intangible assets, and the liabilities assumed based on their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. The financial statements reflect the preliminary allocation of certain purchase prices as the appraisals for certain acquisitions have not yet been finalized.

     1995 Station Acquisitions:

     Boston: In January 1995, the Company acquired the assets of WEGQ-FM (formerly WCGY-FM) for approximately $12.0 million and a $500,000 note payable to the prior owner. American had begun programming and marketing the station pursuant to an LMA beginning in September 1994.

     West Palm Beach : In July 1995, the Company acquired the assets of WKGR-FM for approximately $19.0 million and also acquired the right to purchase WPBZ-FM from the prior owner. As part of that transaction, the Company assigned this purchase right to Palm Beach Radio Broadcasting, Inc. (PBRB) and loaned PBRB approximately $9.75 million to purchase WPBZ-FM. The loan, as amended, bears interest at approximately 7% and is payable over seven years. (See Note 11 for information with respect to the purchase of WPBZ-FM)

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

10.    Acquisitions --(Continued)

      1996  Station Acquisitions:

     Baltimore: In October 1996, American acquired the assets of WBGR-AM for approximately $2.8 million.

     Buffalo: In August 1996, the Company acquired the assets of WSJZ-FM for approximately $12.5 million. The Company had been programming and marketing the station pursuant to an LMA beginning in April 1996.

     Fresno: In December 1996, the Company acquired the assets of KNAX-FM and KVSR-FM (formerly KRBT-FM) for approximately $11.0 million. American had been programming and marketing the stations pursuant to an LMA beginning in August 1996.

     Fresno, Omaha, Portland and Sacramento: In July 1996, the transactions contemplated by a merger agreement by and between the Company and Henry
Broadcasting Company (HBC) were consummated. Pursuant thereto, the Company acquired KUFO-FM and KUPL-AM (formerly KBBT-AM) in Portland, Oregon, KYMX-FM and KCTC-AM in Sacramento, California, KGOR-FM and KFAB-AM in Omaha, Nebraska (See
Note 11 for information with respect to the sale of the Omaha stations), and KSKS-FM, KKDJ-FM, and KMJ-AM in Fresno, California, for an aggregate purchase price of approximately $110.4 million. The acquisition was financed through a $5.0 million escrow deposit, the issuance of 1,879,034 shares of Class A Common Stock valued at approximately $64.0 million, approximately $4.1 million in available cash, together with the assumption of approximately $37.3 million in long term debt, which was paid by the Company at closing. As part of a related transaction with the principal stockholder of HBC, the Company acquired certain real estate used in the business of HBC for approximately $2.0 million in cash and obtained a five-year option to acquire certain other real estate for a purchase price of approximately $1.0 million.

     Hartford: In May 1996, the Company consummated the acquisitions of WTIC-AM and WTIC-FM. In August 1995, the Company had entered into a series of transactions with the owner of those stations and certain affiliates, pursuant to which, among other things, the Company agreed to purchase the assets of the stations for approximately $39.0 million, including approximately $1.1 million of working capital. The Company also paid $1.0 million for a two-year option to purchase for $1.00 the New England Weather Service (which provides weather information to subscribers). In August 1995, the Company was prevented under the then current Federal Communications Commission (FCC) regulations from acquiring these stations, and therefore loaned an aggregate of $35.5 million to the owner of such stations and an affiliate thereof . Upon receipt of FCC approval in May, 1996, the escrow deposit of $2.0 million, the loans and $1.1 million of available cash were used to finance the acquisition. The Company also paid $3.5 million to purchase the tower of one of the stations in October 1995.

     Las Vegas: In October 1996, the Company acquired KMZQ-FM and KXTE-FM (formerly KFBI-FM) for approximately $28.0 million. American had been programming and marketing the stations pursuant to an LMA beginning in May 1996. As part of such transaction, American paid an additional $0.2 million to acquire the seller's right (and obligation) to purchase KXNT-AM (formerly KVEG-AM) for approximately $1.9 million which purchase, as noted below, was consummated in September 1996.

     In September, 1996, the Company acquired the assets of KXNT-AM for approximately $1.9 million. The Company had been programming and marketing the station pursuant to an LMA beginning in May 1996.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

10.    Acquisitions --(Continued)

     In July 1996, the Company acquired the assets of KMXB-FM (formerly KJMZ-FM) for approximately $8.0 million. The Company had been programming and marketing the station pursuant to an LMA beginning in May 1996.

     In July 1996, the Company acquired the assets of KLUC-FM and KXNO-AM for approximately $11.0 million.

     Philadelphia and Detroit: In May 1996, the Company consummated the transactions contemplated by a merger agreement with Marlin Broadcasting, Inc. (Marlin). American acquired WFLN-FM in Philadelphia, Pennsylvania, WQRS-FM in Detroit, Michigan and WTMI-FM in Miami, Florida for an aggregate purchase price of approximately $58.5 million, together with the assumption of approximately $9.0 million of long-term debt which was paid in full at closing. The principal stockholder of Marlin immediately thereafter acquired WTMI-FM from the Company for approximately $18.0 million in cash. Proceeds from the sale of WTMI-FM were held in an escrow account pursuant to a like-kind exchange agreement and were utilized to partially fund the Portland and Jose transaction discussed below. The Company retained certain Philadelphia real estate and tower assets valued at approximately $1.5 million. In June 1996, the Company entered into an agreement with an unaffiliated party pursuant to which it will exchange the assets of the Philadelphia station for two stations in Sacramento and sell the Detroit station for approximately $20.0 million in cash. This party began programming the Philadelphia and Detroit stations under an LMA beginning in June 1996. (See Note 14 - Sacramento). The net assets and liabilities of the Detroit and Philadelphia stations included in this exchange agreement are carried on the consolidated balance sheet as net assets held under exchange agreement.

     Portland: In July 1996, the Company acquired the assets of KBBT-FM (formerly KDBX-FM) for approximately $14.0 million. The Company also granted the seller the right to exercise American's option to acquire the assets of WBNW-AM. (See Notes 1 and 14).

      Portland and San Jose: In August 1996, the Company acquired the assets of KUPL-FM and KKJZ- FM in Portland, Oregon and KSJO-FM and KUFX-FM in San Jose, California for approximately $103.0 million. The acquisition was partly financed through $18.0 million in restricted cash (see Philadelphia and Detroit transaction discussed above).

     Sacramento: In September 1996, the Company acquired the assets of KSSJ-FM for approximately $14.0 million. The Company had been programming and marketing the station pursuant to an LMA beginning in July 1996. (See Note 11 for information with respect to the exchange of the station).

      In July 1996, the Company acquired the assets of KSTE-AM serving Rancho Cordova, California for approximately $7.25 million. The Company began programming and marketing the station pursuant to an LMA beginning in April 1996. (See Note 14 - West Palm Beach for information with respect to the exchange of the station).

      Tower Acquisitions:

      In November 1996, the Tower Subsidiary acquired a 32.5 percent interest in a partnership for approximately $325,000. The partnership owns and operates a tower site in Los Angeles, California and was formed by the minority partner in the Needham venture discussed below.

      In October 1996, the Tower Subsidiary acquired the assets of tower sites located in Hampton, Virginia and North Stonington, Connecticut for approximately $1.4 million and 1.0 million, respectively.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

10.    Acquisitions --(Continued)

     In July 1996, the Tower Subsidiary entered into a limited liability corporation agreement with an unaffiliated party to operate a tower site in Needham, Massachusetts. In connection therewith, the Tower Subsidiary advanced approximately $3.8 million to the corporation. The Tower Subsidiary has a 50.1% interest in the corporation. The accounts of the corporation are included in the consolidated financial statements, with the other shareholder's investment reflected as minority interest in subsidiary on the consolidated balance sheet.

     In April 1996, the Tower Subsidiary acquired BDS Communications, Inc. and BRIDAN Communications Corporation for approximately $9.1 million which consisted of 257,495 shares of the Company's Class A Common Stock valued at approximately $7.4 million and the assumption of approximately $1.7 million of long-term debt, of which approximately $1.5 million was paid at closing. BDS Communications owns three towers in Pennsylvania and BRIDAN Communications manages or has sublease agreements with respect to approximately forty tower sites located throughout the Mid-Atlantic region.

      In February 1996, the Tower Subsidiary acquired Skyline Communications and Skyline Antenna Management for approximately $3.3 million which consisted of 26,989 shares of the Company's Class A Common Stock valued at approximately $0.8 million, $2.2 million in cash and the assumption of approximately $0.3 million of long-term debt, which was paid at closing. Skyline Antenna Management manages or has sublease agreements on approximately 200 antenna sites, primarily in the northeast region of the United States.

Pro Forma Information:

      The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred as of January 1, 1995 and 1996 after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1995 and 1996 or of results which may occur in the future.

Years ended December 31;

 (In thousands, except per share data-unaudited):
                                                         1995        1996
                                                         ----        ----
Net revenues........................................  $ 168,663   $ 211,850
Income before extraordinary items...................      8,584       4,693
Net income..........................................      7,767       4,693
Net income (loss) applicable to common stockholders.      6,952        (281)
Net income (loss) per common share..................  $     .47   $    (.01)


Pending station acquisitions are discussed in Notes 11 and 12.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

11.      Pending Transactions

     Charlotte, Kansas City, Philadelphia, Pittsburgh, New Orleans, Sacramento, Seattle, and St. Louis: In August 1996, the Company entered into a merger agreement (as amended in September 1996) with EZ Communications, Inc. (EZ) pursuant to which EZ will be merged directly with and into the Company (the EZ Merger). Pursuant to the merger agreement, each holder of EZ Common Stock will receive (i) $11.75 in cash and (ii) 0.9 shares of the Company's Class A Common Stock. Based on the number of shares of EZ Common Stock outstanding at December 31, 1996, the Company will pay approximately $107.4 million in cash and issue approximately 8,228,400 shares of the Company's Class A Common Stock (excluding options to purchase an aggregate of 514,400 shares of the Company's Class A Common Stock which will be assumed pursuant to the EZ Merger). EZ currently owns and/or operates twenty-six radio stations in eight markets as follows: WSOC-FM and WSSS-FM in Charlotte, North Carolina; KFKF- FM, KBEQ-FM and KOWW-AM in Kansas City, Missouri; WIOQ-FM and WUSL-FM in Philadelphia, Pennsylvania; WBZZ-FM and WZPT-FM in Pittsburgh, Pennsylvania; WRNO-FM, WEZB-FM and WBYU-AM in New Orleans, Louisiana; KNCI-FM, KRAK-FM and KHTK-AM in Sacramento, California; KZOK-FM, KMPS-AM/FM, KBKS-FM, KRPM-AM and KYCW-FM in Seattle, Washington and KYKY-FM, KEZK-FM, KFNS-AM and KSD-AM/FM in St. Louis, Missouri. As a result of existing FCC regulations and the Sacramento stations either owned by the Company or under agreement to purchase or sell by the Company, upon consummation of the EZ Merger, the Company will be required to sell one radio station in Sacramento, KSSJ-FM, (in addition to KXOA-FM and KSTE-AM). See West Palm Beach and Sacramento below. Termination of the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act) waiting period with respect to the EZ Merger has been received. Subject to the receipt of FCC approval, the Company expects to consummate the EZ Merger in the second quarter of 1997.

     EZ is a party to several pending transactions which are expected to be consummated subsequent to the EZ Merger and the applicable regulatory approvals. EZ is a party to an asset exchange agreement, pursuant to which EZ will exchange the New Orleans stations for KBKS-FM and KRPM-AM in Seattle and $7.5 million. In December 1996, EZ entered into an agreement pursuant to which it will exchange its Philadelphia stations for stations in Charlotte, North Carolina, (WRFX-FM, WPEG-FM, WBAV-AM/FM and WFNZ-AM) and purchase WNKS-FM in Charlotte for $10.0 million. Pursuant to FCC and HSR Act requirements, EZ then entered into an exchange agreement pursuant to which it will exchange WRFX-FM for WDSY-AM/FM in Pittsburgh and $20.0 million. In December 1996, EZ entered into an agreement to sell KMPS-AM in Seattle for approximately $2.0 million. In November 1996, the Company entered into an agreement to sell the assets of KSD-AM in St. Louis for approximately $10.0 million and the buyer began programming and marketing the station pursuant to an LMA in January 1997. All of such transactions are subject to receipt of FCC approval and in certain cases the expiration or earlier termination of the HSR Act waiting period, and will be consummated in the second or third quarter of 1997.

     Austin: In February 1997, the Company executed its option to acquire the assets of KKMJ-FM, KAMX-FM (formerly KPTY-FM) and KJCE-AM for approximately $28.7 million. In August 1995, the Company paid a deposit of $3.0 million for a two-year option to acquire the assets of these stations which will be credited toward the purchase price. The Company has been programming and marketing the stations pursuant to an LMA beginning in September 1995. The HSR Act waiting period was terminated early and subject to the receipt of FCC approval, the acquisition is expected to be consummated in the first half of 1997.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

11.  Pending Transactions --(Continued)

     Buffalo: In August 1995, the Company entered into an agreement to acquire the assets of WBLK-FM for approximately $8.0 million and then assigned its purchase right and agreed to make loans to finance the purchase to PBRB. PBRB consummated the acquisition in March 1996 utilizing the proceeds of the loan and the Company began programming and marketing the station pursuant to an LMA beginning in March 1996. The Company intends to exercise its option to acquire WBLK-FM (which acquisition may take the form of a merger with PBRB). Subject to the receipt of FCC approval, and the expiration or earlier termination of the HSR Act waiting period, the acquisition or merger is expected to be consummated in the second or third quarter of 1997.

     Cincinnati : In January 1997, the Company entered into and consummated a merger agreement to pursuant to which it become a party to an agreement to acquire the assets of WGRR-FM for approximately $30.0 million. The Company began programming and marketing the station pursuant to an LMA beginning in March 1997. American issued approximately 18,300 shares of Class A Common Stock pursuant to such merger. The HSR Act waiting period was terminated early and subject to the receipt of FCC approval, the acquisition is expected to be consummated in the second quarter of 1997.

     Fresno: In July 1996, the Company entered into an agreement to purchase the assets of KOQO-AM/FM for approximately $6.0 million. The Company began programming and marketing the stations pursuant to an LMA beginning in August 1996. A petition to deny the assignment of the FCC licenses of these stations was filed with the FCC in September 1996. American and the seller have filed oppositions to the petition to deny and believe that it is without merit and will not further affect or substantially delay consummation. Subject to the receipt of FCC approvals, the Company expects to consummate this acquisition in the second quarter of 1997.

     Omaha: In October 1996, the Company entered into an agreement, as amended, to sell KGOR-FM and KFAB-AM and Business Music Service for approximately $38.0 million. The carrying values of these assets have been adjusted from the original purchase price allocation to reflect the anticipated net proceeds from the sale and accordingly, no gain or loss will be recognized on the transaction. Omaha net revenues of $3,504,000 and operating expenses of approximately $2,486,000 are included in the accompanying consolidated statement of operations for the year ended December 31, 1996. FCC approval has been received and the HSR Act waiting period was terminated early. The Company expects to consummate the sale in the first half of 1997.

     Rochester: In February 1997, the Company entered into an agreement to sell WCMF-AM for approximately $650,000. Net revenues and operating expenses included in the accompanying consolidated statement of operations for the years ended December 31, 1994, 1995 and 1996 were not material. Subject to the receipt of FCC approval, the Company expects to consummate the sale in the second quarter of 1997.

     In October 1995, American entered into a joint sales agreement with the owner of an FM station in Rochester under which the Company, in exchange for a fixed payment, had the right to sell advertising for the station and to retain all such advertising revenues. American also acquired an assignable option to purchase the station for approximately $5.0 million. In connection with the consent decree described in Note 12, American assigned this purchase option to a third party and the joint sales agreement was canceled in February 1997.

     In February 1997, the Company entered into an agreement to acquire the assets of WAQB-FM, a newly licensed Class A FM radio station, for approximately $3.5 million. FCC approval has been received and the Company expects to consummate the acquisition in the first half of 1997.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

11.  Pending Transactions --(Continued)

     Rochester and Cincinnati: In December 1996, the Company entered into an agreement to exchange the assets of WHAM-AM, WVOR-FM and WHTK-AM, together with $16.0 million for the assets of WKRQ-FM in Cincinnati, Ohio. (See Note 12 - Rochester). In connection therewith, the party to this agreement began programming and marketing the Rochester stations pursuant to an LMA beginning in February 1997. The Company began programming and marketing WKRQ-FM pursuant to an LMA beginning in March 1997. FCC approval has been received and pursuant to certain consent decrees entered into by both parties, the Antitrust Division of the U.S. Department of Justice has approved this transaction. The Company expects to consummate the exchange in the first half of 1997.

     Sacramento: In October 1996, the Company entered into an agreement to sell KXOA-FM for approximately $27.5 million in cash. The Company began programming and marketing the stations pursuant to an LMA beginning in August 1996, which was terminated in January 1997 when the party to the agreement began programming and marketing the station pursuant to an LMA. The HSR Act waiting period was terminated early and subject to the receipt of FCC approval, the Company expects to consummate the sale in the first half of 1997. (See Note 14).

     In December 1996, the Company entered into an agreement to sell KMJI-AM for approximately $1.5 million. FCC approval has been received and the Company expects to consummate the sale in the first half of 1997. (See Note 14).

     West Palm Beach: In March 1996, the Company loaned PBRB $7.2 million to finance the acquisition of WMBX-FM (formerly WHLG-FM) and WSTU-AM. The Company has an option to acquire, and a right of first refusal with respect to, the stations. In November 1996, PBRB sold WSTU-AM to a third party. The Company intends to exercise its option to acquire WMBX-FM and WPBZ-FM (which acquisitions may take the form of a merger of PBRB into the Company). Subject to the receipt of FCC approval and the expiration or earlier termination of the HSR Act waiting periods, such acquisitions are expected to occur in the third quarter of 1997 utilizing proceeds from the WMBX-FM and WPBZ-FM loans in the aggregate principal amount of approximately $17.3 million and $2.75 million in cash.

     In December 1996, the Company acquired an option to purchase another FM station for approximately $11.0 million. The Company also agreed to loan up to $150,000 to the party to this option agreement. Subject to certain conditions, including the receipt of FCC approval, the Company expects to exercise its option and consummate the acquisition in the third quarter of 1997.

     Tower Subsidiary: In February 1997, the Tower Subsidiary entered into agreements with three entities which are affiliated with one another to acquire tower sites and a tower site management business in Southern California for approximately $32.1 million. Consummation of the transaction is conditioned on, among other things, the expiration or earlier termination of the HSR Act waiting period. Subject to such expiration or termination, the acquisitions are expected to be consummated in the second quarter of 1997.

     In December 1996, the Tower Subsidiary entered into a letter of intent to acquire certain tower sites and tower site management agreements, located primarily in Northern California, for approximately $42.0 million. The Tower Subsidiary also agreed to advance the sellers amounts not to exceed $1.35 million. The advances will be unsecured and due in full at the earlier of thirty-six months from the date at which the Tower subsidiary terminates acquisition discussions or June 30, 2000. Consummation of the transaction is conditioned on, among other things, negotiation and execution of definitive purchase and sale agreements and the expiration or earlier termination of the HSR Act waiting period. Subject to such expiration or termination, the acquisition is expected to be consummated in the second quarter of 1997.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

12.      Other Transactions

     Cumulative Exchangeable Preferred Stock: In January 1997, the Company consummated a private offering of 2,000,000 shares of its 11 3/8% Cumulative Exchangeable Preferred Stock (Exchangeable Preferred Stock) to a group of qualified institutional investors. The Company utilized the net proceeds, which approximated $192.4 million, to repay amounts outstanding under the 1997 Credit Agreement and to fund acquisitions. Shares of Exchangeable Preferred Stock are exchangeable, at the Company's option, in whole but not in part, on any dividend payment date commencing April 15, 1997 into the Company's 11 3/8% Subordinated Exchange Debentures due 2009 (Exchange Debentures). As discussed below, the Exchangeable Preferred Stock possesses mandatory redemption features and will be classified as such in the Company's consolidated financial statements.

     Dividends on the Exchangeable Preferred Stock are cumulative at an annual rate of 11 3/8% (equivalent to $11.375 per share), accruing from the date of original issuance (January 30, 1997) and are payable quarterly in arrears on April 15, July 15, October 15, and January 15, commencing April 15, 1997. The Company's ability to pay dividends is restricted under the terms of the Subordinated Notes and is prohibited during the existence of a default under the Company's 1997 Credit Agreement or the Subordinated Note Indenture. The Company has the right, on or prior to January 15, 2002, to pay dividends through the issuance of additional shares of Exchangeable Preferred Stock.

     The Exchangeable Preferred Stock is redeemable at the option of the Company, for cash at any time after January 15, 2002, initially at 105.688% of the liquidation preference, declining ratably immediately after January 15, 2007, plus accrued and unpaid dividends of the date of the redemption. In addition, prior to January 15, 2000, the Company may, at its option, use the net cash proceeds of an offering to redeem up to 35% of the outstanding Exchangeable Preferred Stock at 111.375% of the liquidation preference, plus accumulated and unpaid dividends to the date of redemption; provided that, any such redemption, there must be at least $130.0 million aggregate liquidation preference of the Exchangeable Preferred Stock outstanding. The Company is required, subject to certain conditions, to redeem all Exchangeable Preferred Stock outstanding on January 15, 2009, at a redemption price to 100% of the liquidation preference, plus accumulated and unpaid dividends to the date of redemption. Upon the occurrence of a change in control, the Company, will be required to, subject to certain conditions, offer to purchase all of the then outstanding shares at a price equal to 101% of the liquidation preference, plus accumulated and unpaid dividends to the date of redemption.

     1997  Station Acquisitions:

     Baltimore: In February 1997, the Company acquired the assets of WWMX-FM and WOCT-FM for approximately $60.0 million and $30.0 million, respectively. The Company had been programming and marketing the stations pursuant to an LMA beginning in November 1996.

     Boston, Worcester: In January 1997, the Company acquired the assets of WAAF-FM and WWTM- AM in Worcester, Massachusetts for approximately $24.8 million. The Company had been programming and marketing the stations pursuant to an LMA beginning in August 1996.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

12.  Other Transactions --(Continued)

     Dayton: In February 1997, the Company acquired the assets of WXEG-FM for approximately $3.6 million. The Company had previously loaned approximately $3.6 million to the owner of the station. In December 1995, the Company entered into an agreement with Steven B. Dodge, Chairman of the Board and Chief Executive Officer of the Company, relating to this station pursuant to which Mr. Dodge had agreed to provide financing to a newly organized company which acquired the station in December 1995. Pursuant to the agreement, the Company acquired Mr. Dodge's approximately $2.2 million loan (including accrued interest) which had been assumed by the new owner, along with his right to acquire the station. The Company also loaned an additional approximately $1.4 million to the new owner to finance the acquisition of the station. The acquisition was financed with proceeds from the loans. The Company had been programming and marketing the station pursuant to an LMA beginning in April 1996.

     In February 1997, the Company acquired the assets of WLQT-FM and WBTT-FM (formerly WDOL- FM) for approximately $12.0 million. The Company had previously loaned approximately $12.0 million to the owner of the stations. The acquisition was financed with proceeds from the loan. The Company had been programming and marketing the stations pursuant to an LMA beginning in April 1996.

     Rochester: In February 1997, the Company consummated the transactions contemplated by a series of agreements pursuant to which the Company acquired the assets of WVOR-FM, WPXY-FM, WHAM- AM and WHTK-AM for approximately $31.5 million, including working capital. The Company had previously loaned approximately $28.5 million to the owner of the stations. The acquisition was financed with proceeds from the loan, a $2.0 million escrow deposit and available cash. In accordance with a October 1996 consent decree with the Antitrust Division of the U.S. Department of Justice and the Attorney General of the State of New York, the Company is required to divest WHAM-AM and WVOR- FM, within a certain period of time. See Note 11 - Rochester and Cincinnati.

     San Jose: In February 1997, the Company acquired the assets of KBAY-FM and KKSJ-AM for approximately $31.0 million. (See Note 14). The Company had been programming and marketing the stations pursuant to an LMA beginning in August 1996.

     Back Bay Transactions: During 1994, the Company entered into a series of agreements (the Back Bay Transaction) with Back Bay and CEA, as a result of which, among other things, (a) Back Bay acquired the radio station then operating under the call letters WEEI-AM from Boston Celtics Communications Limited Partnership (BCCLP), (b) the Company acquired the rights to broadcast all of the Boston Celtics basketball games through the 1998-99 season, and (c) Back Bay assigned all of its sports and other programming agreements, including those relating to syndicated personalities, to the Company's WHDH-AM station, which assumed the obligations under those agreements and changed its call letters to WEEI-AM.

     Back Bay purchased WEEI-AM on June 30, 1994, financing for which was provided by CEA in the form of a $5,000,000 loan (see Note 1). CEA received a 16% Secured Note due 2001 (the Acquisition Note) together with rights representing a 75% share in the appreciation in the value of Back Bay (the "Acquisition Appreciation Right"). The Acquisition Appreciation Right is exercisable upon the earliest of February 28, 1999, or certain defined circumstances.

     As part of those arrangements, the Company had the right, but not the obligation, to purchase from CEA the Acquisition Note and the Acquisition Appreciation Right for a purchase price equal to the sum of (i) principal and accrued and unpaid interest on the Acquisition Note, and (ii) the value of the Acquisition Appreciation Right, except that during the first year of its existence, the Acquisition Appreciation Right was deemed to have no value. The Company also issued to CEA the warrants described in Note 8.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

12. Other Transactions --(Continued)

     In September 1994, (a) the Company exercised its right to purchase from CEA the Acquisition Note and the Acquisition Appreciation Right for an aggregate of $5,000,000 in cash; (b) the interest rate on the Acquisition Note was reduced by the Company to 10% per annum; (c) the Company and Back Bay entered into certain collateral arrangements including a sublease of the Company's office space, a service agreement and certain arrangements with respect to broadcasts of certain sporting events; and (d) Back Bay purchased 55,556 shares of Series A Common Stock in exchange for a 10% Secured Note due 2001 in the principal amount of $500,000 (the New Back Bay Note) and rights representing an additional 10% participation in any increase in the value of Back Bay (the New Appreciation Right).

     For financial reporting purposes, the Company has determined that the costs associated with acquiring the sports and other programming agreements as well as the radio call letters "WEEI" consists of the warrants to CEA to provide the initial financing to Back Bay and the present value of the reduction in the Back Bay Note's annual interest rate from 16% to 10%. Such costs have been allocated to various intangible assets based upon an independent appraiser's report and are being amortized on a basis consistent with the Company's other intangible assets.

     The Company and the stockholders of Back Bay also entered into a put/call agreement (the Put/Call Agreement') pursuant to which the Company was granted the assignable right to purchase at any time prior to January 1, 2005, and the Back Bay stockholders have the right to any time after March 15, 1997 and prior to January 1, 2005 to require the Company to purchase all , but not less than all, of the capital stock of Back Bay. Exercise by either the Company or the Back Bay stockholders of their respective rights under the Put/Call Agreement is, however, conditioned upon the Company being legally entitled to own Back Bay's radio stations. At December 31, 1995 then existing FCC regulations prohibited the Company from purchasing the stations. This prohibition was eliminated pursuant to the passing of the Telecommunications Act in February 1996. The purchase price for the stock of Back Bay under Put/Call Agreement is based on a formula similar to that relating to the Acquisition Appreciation Right. (See Notes 1 and 14 for information concerning the purchase by Back Bay of the Acquisition Note and the New Back Bay Note).

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

13.   Fair Value of Financial Instruments

     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein. (See Note 1).

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

          Cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and other short-term obligations--These carrying amounts approximate fair value because of the short-term nature of these financial instruments.

          Notes receivable--The fair value of notes receivable is estimated based on discounted cash flows using current interest rates at which similar loans to borrowers with similar credit ratings would be made or if the loan is collateral dependent, management's estimate of the fair value of the collateral. The carrying amount of these notes aggregated $50,205,000 and $69,920,000 at December 31, 1995 and 1996, respectively, and approximate their fair value.

          Deposits on station purchases--The fair value is not practicable to estimate.

          Long-term debt--The fair values of long-term debt are estimated based on current market rates and instruments with the same risk and maturities. The fair value of long-term debt approximated the carrying value at December 31, 1995 and 1996.

          Interest rate protection agreements--The fair values of these agreements are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreements taking into consideration the current interest rates. The Company would expect to pay the fair value of these agreements of approximately $1.9 million and $1.5 million as of December 31, 1995 and 1996, respectively. (See Note 3).

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

14.      Events Subsequent to Independent Auditors' Report (Unaudited)

         Subsequent to February 25, 1997, the Company has agreed to acquire (or is in the process of negotiating agreements to acquire) the following additional radio properties:

         Sacramento: In February 1997, the Company consummated an agreement to exchange the Philadelphia station which it acquired as part of the Marlin Transaction for KSFM-FM and KMJI-AM serving Sacramento, California. The Company also sold the Detroit station acquired as part of the Marlin transaction to the owner of the Sacramento stations for approximately $20.0 million. (See Notes 10 and 11).

      In March 1997, the Company acquired the assets of KXOA-AM/FM and KQPT-FM in Sacramento, California for approximately $50.0 million. The Company began programming and marketing the stations pursuant to an LMA beginning in August 1996. (See Note 11-Sacramento).

     San Jose: In March 1997, the Company entered into a merger agreement pursuant to which the Company will acquire the assets of KEZR-FM and KLUE-FM serving Monterey, California in exchange for approximately 723,000 shares of Class A Common Stock valued at approximately $20.0 million and $4.0 million in cash. Subject to the receipt of FCC approval and the expiration or earlier termination of the HSR Act waiting period, the Company expects to consummate the merger in the first half of 1997.

      In March 1997, the Company entered into an agreement to sell KKSJ-AM for approximately $3.2 million. Subject to the receipt of FCC approval, the Company expects to consummate the sale in the second quarter of 1997.

      West Palm Beach: In March 1997, the Company consummated an agreement to exchange the assets of KSTE-AM in Sacramento, California plus approximately $33.0 million in cash for the assets of WEAT-FM, WEAT-AM and WOLL-FM in West Palm Beach, Florida. The party to the exchange agreement began programming and marketing KSTE-AM pursuant to an LMA and the Company began programming and marketing the West Palm stations pursuant to an LMA beginning in August 1996. Under current FCC regulations, the Company is permitted to own five FM stations in West Palm Beach; accordingly, it will be required to dispose of one station in West Palm Beach.

      Back Bay Transactions: In March 1997, Back Bay consummated the sale of WBNW-AM and utilized a portion of the proceeds to repay the Company all amounts, including accrued interest, that were outstanding under the note agreements described in Notes 1 and 12.

         The Company is also pursuing the acquisitions of tower properties and additional radio stations in new and existing markets, none of which have definitive purchase agreements.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

15.      Quarterly Financial Data (Unaudited)

                                            First        Second           Third          Fourth
In thousands, except per share data:      Quarter        Quarter         Quarter         Quarter

1996
Net revenues (2)                         $ 23,315        $ 37,777       $ 52,490        $ 64,437
Operating income                            1,793           6,757          7,403          11,078
Net income (loss) before dividends           (456)          2,210            934           2,447
Income (loss) per share (1)              $   (.03)       $    .10       $   (.07)       $    .00

1995
Net revenues                             $ 19,842        $ 24,672       $ 25,109        $ 28,149
Operating income                              672           3,698          4,637           5,445
Income before extraordinary item            5,207             675          1,435           1,788
Net income before dividends                 5,207             675          1,435             971
Income per share before
   extraordinary item (1)                    $.50            $.03           $.09            $.11

(1) The sum of the quarter's earnings per share does not equal the year-to-date earnings per share due to changes in average share calculations. (See Note 1).

(2) 1996 second quarter revenues from LMA agreements aggregating $.3 million were subsequently reclassified to net LMA expense in the third quarter. The reclassification had no effect on other reported amounts presented herein.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

16.      Subsidiary Guarantees

     The Company's payment obligations under the Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the "Subsidiary Guarantees"), on a senior subordinated basis by all of its present and any future Restricted Subsidiaries (collectively "Restricted Guarantors"). The Restricted Subsidiaries have also unconditionally guaranteed, and any future Restricted Subsidiaries will be required to guarantee, on a joint and several basis (collectively, the "Senior Subsidiary Guarantees"), all obligations of the Company under the Credit Agreements. The Tower Subsidiary has not guaranteed obligations under the Credit Agreements or the Subordinated Notes. (See Note 1).

     The Subordinated Notes and the Subsidiary Guarantees are subordinated to all Senior Debt of the Company including indebtedness under the Credit Agreements and the Senior Subsidiary Guarantees. The indenture governing the Subordinated Notes contains limitations on the amount of indebtedness (including Senior Debt) which the Company may incur.

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

     The following condensed consolidating financial data illustrates the composition of the combined guarantors. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the guarantors. No single guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to senior indebtedness described above.

     Investments in subsidiaries are accounted for by the parent on the equity method for purposes of the supplemental consolidating presentation. Earnings (losses) of subsidiaries are therefore reflected in the parent's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

16.      Subsidiary Guarantees --(Continued)

                                  Condensed Consolidating Balance Sheet
                                            December 31, 1996
                                          (Dollars in thousands)

                                                   Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries     Subsidiary     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                       $    8,074                     $    2,373                        $   10,447
   Accounts receivable, net                            49,565    $   2,095               237                            51,897
   Prepaid expenses and other current assets            3,509           14                80                             3,603
   Deferred income taxes                                3,202          168                                               3,370
                                                   ----------    ---------        ----------       ----------       ----------
      Total current assets                             64,350        2,277             2,690                            69,317

PROPERTY AND EQUIPMENT, NET                            67,267        3,271            19,709                            90,247
OTHER ASSETS:

   Investment in and advances to subsidiaries         314,983                                      $ (314,983)               0
   Station investment notes receivable                 69,920                                                           69,920
   Goodwill - net                                     200,449       20,457            11,243                           232,149
   FCC licenses - net                                              233,558                                             233,558
   Other intangible assets - net                       24,178          327             3,048                            27,553
   Deposits and other long-term assets                 25,589           48               427                            26,064
   Net assets held under exchange agreement                         47,495                                              47,495
                                                   ----------    ---------        ----------       ----------       ----------
      Total other assets                              635,119      301,885            14,718         (314,983)         636,739
                                                   ----------    ---------        ----------       ----------       ----------
TOTAL ASSETS                                       $  766,736    $ 307,433        $   37,117       $ (314,983)      $  796,303
                                                   ==========    =========        ==========       ==========       ==========







               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

16.      Subsidiary Guarantees --(Continued)

                                  Condensed Consolidating Balance Sheet
                                            December 31, 1996
                                          (Dollars in thousands)

                                                  Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries     Subsidiary     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt            $      444                      $     117                        $      561
   Accounts payable and accrued expenses               31,087          656             2,027                            33,770
                                                   ----------    ---------        ----------       ----------       ----------
   Total current liabilities                           31,531          656             2,144                            34,331

NON-CURRENT LIABILITIES

   Deferred income taxes                               11,405       21,521               279                            33,205
   Other long-term liabilities                          2,129                             20                             2,149
   Long-term debt                                     325,693                          4,418                           330,111
                                                   ----------    ---------         ---------       ----------       ----------
      Total non-current liabilities                   339,227       21,521             4,717                           365,465



MINORITY INTEREST IN SUBSIDIARY                          (185)                           529                               344

STOCKHOLDERS'  EQUITY

   Preferred Stock                                          1                                                                1
   Common Stock                                           211                            500       $     (500)             211
   Additional paid-in capital                         390,731      284,649            29,817         (314,466)         390,731
   Unearned compensation                                 (297)                                                            (297)
   Retained earnings                                    5,955          607              (590)             (17)           5,955
   Treasury stock                                        (438)                                                            (438)
                                                   ----------    ---------         ---------       ----------       ----------
      Total stockholders' equity                      396,163      285,256            29,727         (314,983)         396,163
                                                   ----------    ---------         ---------       ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                             $  766,736    $ 307,433         $  37,117       $ (314,983)      $  796,303
                                                   ==========    =========         =========       ==========       ==========



                                      F-41






                           AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

16.      Subsidiary Guarantees --(Continued)

                             Condensed Consolidating Statement of Operations
                                   For the Year Ended December 31, 1996
                                          (Dollars in thousands)

                                                   Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries     Subsidiary     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------

Net broadcast revenues                             $  170,322    $   4,252                                          $  174,574
Tower revenues                                            618                     $    2,897       $      (70)           3,445
License fees charged to Parent                         (7,655)       7,655                                                   0
                                                   ----------    ---------         ---------       ----------       ----------
Total net revenues                                    163,285       11,907             2,897              (70)         178,019


  Operating expenses excluding
    depreciation and amortization, net
    local marketing agreement and
    corporate general and administrative
    expenses                                          115,219        2,662             2,193              (70)         120,004
  Net local marketing agreement expense                10,461       (2,333)                                              8,128
  Depreciation and amortization                         9,873        6,947               990                            17,810
  Corporate general and administrative                  5,046                                                            5,046
                                                   ----------    ---------         ---------       ----------       ----------
Operating income (loss)                                22,686        4,631              (286)               0           27,031

Other income (expense):
  Interest expense                                    (22,287)                                                         (22,287)
  Interest income and other, net                        5,489                             36                             5,525
  Gains (losses) on sale of assets and
    other, net                                           (123)                          (185)                             (308)
  Equity in income (loss) of subsidiaries, net of
    income taxes recorded at the
    subsidiary level                                      127                                            (127)               0
                                                   ----------    ---------         ---------       ----------       ----------
Income (loss) before income taxes                       5,892        4,631              (435)            (127)           9,961
  Provision  for income taxes                             757        4,024                45                             4,826
                                                   ----------    ---------         ---------       ----------       ----------
Net income (loss)                                  $    5,135    $     607         $    (480)      $     (127)       $   5,135
                                                   ==========    =========         =========       ==========       ==========








               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

16.      Subsidiary Guarantees --(Continued)

                             Condensed Consolidating Statement of Cash Flows
                                   For the Year Ended December 31, 1996
                                          (Dollars in thousands)


                                                    Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries     Subsidiary     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------
Cash flows provided from
     operating activities                          $    8,138    $   5,292         $   2,229                        $   15,659
                                                   ----------    ---------         ---------       ----------       ----------
Investing Activities:
  Payments for purchase of property and
        equipment and intangible assets               (15,782)                        (9,327)                          (25,109)
  Proceeds from asset and radio station sales           1,087                                                            1,087
  Proceeds for repayment of station
     investment notes receivables                       1,350                                                            1,350
  Payments for purchase of tower properties                                           (9,797)                           (9,797)
  Payments for purchase of radio stations            (312,591)                                                        (312,591)
  Payments for station investment notes
     receivable and related intangible assets         (56,522)                                                         (56,522)
  Deposits and other long-term assets                 (20,303)                                                         (20,303)
                                                   ----------    ---------         ---------       ----------       ----------
Cash flows used by investing activities              (402,761)                       (19,124)                         (421,885)
                                                   ----------    ---------         ---------       ----------       ----------

Financing Activities:
  Borrowings under  the Credit Agreements             151,500                          2,500                           154,000
  Repayment of  the Credit Agreements                (151,500)                                                        (151,500)
  Repayment of other obligations                         (403)                           (51)                             (454)
  Net proceeds from debt offering - net of
     discount                                         173,581                                                          173,581
  Additions to deferred financing costs                (5,344)                                                          (5,344)
  Dividends paid                                       (4,973)                                                          (4,973)
  Net proceeds from equity offerings and
     exercise of options                              247,474                                                          247,474
  Investment in and advances to subsidiaries          (11,515)     (5,292)            16,807                                 0
                                                   ----------    ---------         ---------       ----------       ----------
Cash flows from financing activities                  398,820      (5,292)            19,256                           412,784
                                                   ----------    ---------         ---------       ----------       ----------
Increase in cash and cash equivalents                   4,197                          2,361                             6,558
Cash and cash equivalents at beginning
       of year                                          3,877                             12                             3,889
                                                   ----------    ---------         ---------       ----------       ----------
Cash and cash equivalents at end of year           $    8,074    $       0        $    2,373       $        0       $   10,447
                                                   ==========    =========         =========       ==========       ==========






               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

16.      Subsidiary Guarantees --(Continued)

                                  Condensed Consolidating Balance Sheet
                                            December 31, 1995
                                          (Dollars in thousands)


                                                    Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries     Subsidiary     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                       $    3,877                     $       12                        $    3,889
   Accounts receivable, net                            24,352                             37                            24,389
   Prepaid expenses and other current assets            2,277                              4                             2,281
   Note receivable-other                                1,108                                                            1,108
   Deferred income taxes                                1,162                                                            1,162
                                                   ----------    ---------         ---------       ----------       ----------
      Total current assets                             32,776                             53                            32,829


PROPERTY AND EQUIPMENT, NET                            28,027                          3,759                            31,786
OTHER ASSETS:

   Investment in and advances to
    subsidiaries                                       48,792                                      $  (48,792)               0
   Station investment notes receivable                 49,097                                                           49,097
   Goodwill                                            66,464                                                           66,464
   FCC licenses                                                    $45,023                                              45,023
   Other intangible assets, net                        15,831                             33                            15,864
   Deposits and other long-term assets                  7,715                             18                             7,733
                                                   ----------    ---------         ---------       ----------       ----------
      Total other assets                              187,899       45,023                51          (48,792)         184,181
                                                   ----------    ---------         ---------       ----------       ----------
TOTAL ASSETS                                       $  248,702    $  45,023         $   3,863       $  (48,792)      $  248,796
                                                   ==========    =========         =========       ==========       ==========





               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

16.      Subsidiary Guarantees --(Continued)

                                  Condensed Consolidating Balance Sheet
                                            December 31, 1995
                                          (Dollars in thousands)

                                                    Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries     Subsidiary     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------

LIABILITIES AND STOCKHOLDERS'
    EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt            $      355                                                       $      355
   Accounts payable and accrued expenses                9,821                     $       94                             9,915
   Accrued interest                                       514                                                              514
                                                   ----------    ---------         ---------       ----------       ----------
      Total current liabilities                        10,690                             94                            10,784

NON-CURRENT LIABILITIES
   Deferred income taxes                                7,899                                                            7,899
   Other long-term liabilities                          1,929                                                            1,929
   Long-term debt                                     152,149                                                          152,149
                                                   ----------    ---------         ---------       ----------       ----------
      Total non-current liabilities                   161,977                                                          161,977

STOCKHOLDERS' EQUITY
   Common Stock                                           143                                                              143
   Additional paid-in capital                          70,928      $45,023             3,879       $  (48,902)          70,928
   Retained earnings                                    5,793                           (110)             110            5,793
   Unearned compensation                                 (391)                                                            (391)
   Treasury stock                                        (438)                                                            (438)
                                                   ----------    ---------         ---------       ----------       ----------
      Total stockholders' equity                       76,035       45,023             3,769          (48,792)          76,035
                                                   ----------    ---------         ---------       ----------       ----------
TOTAL LIABILITIES AND
    STOCKHOLDERS'
      EQUITY                                       $  248,702    $  45,023         $   3,863       $  (48,792)      $  248,796
                                                   ==========    =========         =========       ==========       ==========





               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

16.      Subsidiary Guarantees --(Continued)

                             Condensed Consolidating Statement of Operations
                                   For the year ended December 31, 1995
                                          Dollars in thousands)

                                                   Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries     Subsidiary     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------

Net broadcast revenues                             $   97,609                                                       $   97,609
Tower  revenues                                                                   $      163                               163
License fees charged to Parent                     $     (484)   $     484                                                   0
                                                   ----------    ---------         ---------       ----------       ----------
Total net revenues                                     97,125          484               163                            97,772


  Operating expenses excluding depreciation and
     amortization, net local marketing agreement
     and corporate general and
     administrative expenses                           66,148           10               290                            66,448
  Net local marketing agreement expense                   600                                                              600
  Depreciation and amortization                        11,833          474                57                            12,364
  Corporate general and administrative                  3,908                                                            3,908
                                                   ----------    ---------         ---------       ----------       ----------
Operating income (loss)                                14,636            0              (184)                           14,452

Other income (expense):
  Interest expense                                    (12,497)                                                         (12,497)
  Interest income and other, net                        2,435                                                            2,435
  Gains on sale of assets and other, net               11,544                                                           11,544
  Equity in (loss) of subsidiaries, net of income
     taxes recorded at the subsidiary level              (110)                                     $      110                0
                                                   ----------    ---------         ---------       ----------       ----------
Income (loss) before extraordinary item and            16,008                           (184)             110           15,934
     income taxes
Benefit (provision) for income taxes                   (6,903)                            74                            (6,829)
                                                   ----------    ---------         ---------       ----------       ----------
Income (loss) before extraordinary item                 9,105                           (110)             110            9,105
Extraordinary loss on extinguishment of debt, net
    of income tax benefit of $614                        (817)                                                            (817)
                                                   ----------    ---------         ---------       ----------       ----------
Net income (loss)                                  $    8,288    $       0         $    (110)      $      110       $    8,288
                                                   ==========    =========         =========       ==========       ==========

                                      F-46





               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

16.      Subsidiary Guarantees --(Continued)

                             Condensed Consolidating Statement of Cash Flows
                                   For the year ended December 31, 1995
                                          (Dollars in thousands)

                                                  Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries     Subsidiary     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------


Cash flows provided from operating activities      $    9,577    $       -        $      147                         $    9,724
                                                   ----------    ---------        ----------                        ----------

Investing Activities:
  Payments for purchase of property and                (5,926)                                                          (5,926)
    equipment and intangible assets
  Proceeds from asset and radio station sales          15,302                                                           15,302
  Payments for purchase of  tower
    properties                                         (3,218)                        (4,082)                           (7,300)
  Payments for purchase of radio stations             (31,013)                                                         (31,013)
  Payment for station investment
    notes receivable and related intangible
    assets                                            (48,597)                                                         (48,597)
  Proceeds from repayments of
     notes receivable                                   3,000                                                            3,000
  Deposits and other long-term assets                  (6,649)                                                          (6,649)
                                                   ----------    ---------         ---------       ----------       ----------

Cash flows used by investing activities               (77,101)                        (4,082)                          (81,183)
                                                   ----------                      ---------                        ----------

Financing Activities
  Borrowings under the Credit Agreements              225,000                                                          225,000
  Repayment under the Credit Agreements              (202,500)                                                        (202,500)
  Repayment of other obligations                       (1,288)                                                          (1,288)
  Additions to deferred financing costs                (3,896)                                                          (3,896)
  Redemption of Series C Common Stock                 (14,580)                                                         (14,580)
  Purchase of treasury stock                             (438)                                                            (438)
  Net proceeds from equity offering and
    exercise of options                                69,882                                                           69,882
  Investment in and advances to subsidiaries           (3,947)                         3,947
                                                   ----------                       --------                        ----------
Cash flows from financing activities                   68,233                          3,947                            72,180
                                                   ----------                       --------                        ----------


Increase in cash and cash equivalents                     709                             12                               721
Cash and cash equivalents at beginning of
    year                                                3,168                                                            3,168
                                                   ----------    ---------         ---------       ----------       ----------
Cash and cash equivalents at end of year           $    3,877    $       0         $      12       $        0       $    3,889
                                                   ==========    =========         =========       ==========       ==========




               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

16.      Subsidiary Guarantees --(Continued)

                             Condensed Consolidating Statement of Operations
                                   For the Year Ended December 31, 1994
                                          (Dollars in thousands)

                                                   Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries   Subsidiary(a)    Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------

Net broadcast revenues                                                            $   68,034                        $   68,034
License fees charged to Parent                                   $     858              (858)                                0
                                                   ----------    ---------         ---------       ----------       ----------
Total net revenues                                                     858            67,176                            68,034

  Operating expenses excluding
    depreciation and amortization and
    corporate general and administrative
    expenses                                                             3            50,126                            50,129
  Depreciation and amortization                                        855             9,065                             9,920
  Corporate general and administrative                                                 2,229                             2,229
                                                   ----------    ---------         ---------       ----------       ----------
Operating income                                                                       5,756                             5,756

Other income (expense):
  Interest expense                                 $     (100)           0            (7,176)                           (7,276)
  Interest income and other, net                                                         225                               225
  Gains on sale of assets and other                                                    2,278                             2,278
  Provision for loss on station
    investment note receivable                                                          (500)                             (500)
  Equity in (loss) of subsidiaries, net of
    income taxes recorded at the
     subsidiary level                                  (1,133)                                     $    1,133                0
                                                   ----------    ---------         ---------       ----------       ----------
Income (loss) before income taxes and
    extraordinary item                                 (1,233)                           583            1,133              483
  Provision for income taxes                                                            (556)                             (556)
                                                   ----------    ---------         ---------       ----------       ----------
Income (loss) before extraordinary item                (1,233)                            27            1,133              (73)
Extraordinary loss on extinguishment
    of debt, net of income tax
    benefit of $597                                                                   (1,160)                           (1,160)
                                                   ----------    ---------         ---------       ----------       ----------
Net income (loss)                                  $   (1,233)   $       0         $  (1,133)      $    1,133       $   (1,233)
                                                   ==========    =========         =========       ==========       ==========




(a) Includes American Radio Systems, Inc. (ARSI), a wholly owned subsidiary of the Company until December 1995, which was the borrower.




               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

16.      Subsidiary Guarantees --(Continued)

                             Condensed Consolidating Statement of Cash Flows
                                   For the Year Ended December 31, 1994
                                          (Dollars in thousands)

                                                   Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries   Subsidiary(a)    Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------

Cash flows provided from operating activities                                     $    2,166                        $    2,166
                                                   ----------    ---------         ---------       ----------       ----------
Investing Activities:
Payments for purchase of property and
   equipment and intangible assets                                                    (5,754)                           (5,754)
Proceeds from asset and radio station sales                                            5,620                             5,620
Payments for purchase of radio stations                                              (87,291)                          (87,291)
Payments for station investment notes
   receivable and related intangible assets                                           (5,000)                           (5,000)
Deposits and other long-term assets                                                     (484)                             (484)
                                                   ----------    ---------         ---------       ----------       ----------
Cash flows used by investing activities                                              (92,909)                          (92,909)
                                                   ----------    ---------         ---------       ----------       ----------
Financing Activities:
  Borrowings under the Credit Agreements                                              83,500                            83,500
  Repayment under the Credit Agreements                                               (7,000)                           (7,000)
  Repayment of other obligations                                                      (2,448)                           (2,448)
  Addition to deferred financing costs                                                (1,742)                           (1,742)
  Dividends paid                                                                        (351)                             (351)
  Net Proceeds from stock offerings                                                   17,560                            17,560
                                                   ----------    ---------         ---------       ----------       ----------
Cash flows from financing activities                                                  89,519                            89,519
                                                   ----------    ---------         ---------       ----------       ----------
Decrease in cash and cash equivalents                                                 (1,224)                           (1,224)

Cash and cash equivalents at beginning of year                                         4,392                             4,392
                                                   ----------    ---------         ---------       ----------       ----------
Cash and cash equivalents at end of year           $        0    $       0         $   3,168       $        0       $    3,168
                                                   ==========    =========         =========       ==========       ==========


(a) Includes American Radio Systems, Inc. (ARSI), a wholly owned subsidiary of the Company until December 1995, which was the borrower.



                           AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES
                                    VALUATION AND QUALIFYING ACCOUNTS
                                               SCHEDULE II
                           For the Years Ended December 31, 1994, 1995 and 1996
                                              (In thousands)



         Column A                   Column B                 Column C                  Column D                 Column E
         --------                   --------                 --------                  --------                 --------

       Description                 Balance at            Charged to Costs           Deductions (1)          Balance at End of
                              Beginning of Period          and Expenses                                          Period
      Allowance for
    Doubtful Accounts

           1994                     $   1,180                  $    721                  $   398                 $   1,503
                                    =========                  ========                  =======                 =========
           1995                     $   1,503                  $  1,387                  $   358                 $   2,532
                                    =========                  ========                  =======                 =========
           1996                     $   2,532                  $  2,977                  $   949                 $   4,560
                                    =========                  ========                  =======                 =========

     Note Receivable
   Valuation Allowance

           1994                     $       0                 $     500                  $    0                  $     500
                                    =========                 =========                  ======                  =========
           1995                     $     500                 $       0                  $    0                  $     500
                                    =========                 =========                  ======                  =========
           1996                     $     500                 $       0                  $    0                  $     500
                                    =========                 =========                  ======                  =========




(1) Uncollectible accounts written off, net of recoveries

                                            INDEX TO EXHIBITS
   Exhibit
     No.                           Description of Document

    2.1        Amended and Restated Merger Agreement, by and among the
                   Company, American Merger Corporation and EZ
                   Communications, Inc. dated as of August 5, 1996 and as
                   amended and restated as of September 27, 1996..............  Incorporated herein by reference to Appendix I of the Prospectus which is a part of  the Company's
                                                                                Registration Statement on Form S-4 filed with the
                                                                                SEC on October 31, 1996 (File No. 333-15231)
    10.93      Asset Purchase Agreement, dated November 19, 1996 by the
                   Company and New Generation Broadcasting, Inc...............  Filed herewith as Exhibit 10.93
    10.94      Construction Loan Agreement, dated December 11, 1996 by
                   the Company and Jupiter Radio Partners.....................  Filed herewith as Exhibit 10.94
    10.95      Security Agreement, dated December 11, 1996 by the
                   Company and Jupiter Radio Partners.........................  Filed herewith as Exhibit 10.95
    10.96      Assignment and Pledge Agreement, dated December 11, 1996
                   by the Company and Jupiter Radio Partners..................  Filed herewith as Exhibit 10.96
    10.97      Asset Purchase Agreement, dated December 12, 1996 by Radio
                   Systems of Philadelphia, Inc. and Vista Broadcasting, Inc..  Filed herewith as Exhibit 10.97
    10.98      Asset Purchase Agreement, dated December 17, 1996 by the
                   Company and Brighton Broadcasting, Inc.....................  Filed herewith as Exhibit 10.98
    10.99      Asset Exchange Agreement, dated December 23, 1996 by the
                   Company and Citicasters Co................................   Filed herewith as Exhibit 10.99
    10.100     Assignment, Assumption and Consent, dated December 24,
                   1996 by the Company, Brown Organization, and
                   Entertainment Communications, Inc. ........................  Filed herewith as Exhibit 10.100
    10.101     Time Brokerage Agreement, dated December 24, 1996, by
                   the Company and Entertainment Communications, Inc..........  Filed herewith as Exhibit 10.101
    10.102     Agreement and Plan of Merger, dated January 2, 1997 by the
                   Company and Tsunami Communications of Cincinnati,
                   Inc........................................................  Filed herewith as Exhibit 10.102
    10.103     Agreement to Amend, dated January 10, 1997 by the Company,
                   Tsunami Communications of Cincinnati, Inc., WGRR
                   Limited Partnership and the Dalton Group, Inc..............  Filed herewith as Exhibit 10.103
    10.104     Asset Purchase Agreement, dated January 22, 1997 by the
                   Company WGRR Limited Partnership and The Dalton
                   Group, Inc.................................................  Filed herewith as Exhibit 10.104
    10.105     Asset Purchase Agreement, dated February 3, 1997 by the
                   Company and Amaturo Group of Texas, Ltd....................  Filed herewith as Exhibit 10.105
    10.106     Time Brokerage Agreement, dated February 14, 1996 by the
                   Company and Citicasters Co.................................  Filed herewith as Exhibit 10.106


                                       (i)




                                INDEX TO EXHIBITS
   Exhibit
     No.                           Description of Document
    10.107     Agreement of Sale, dated February 14, 1997 by the Company,
                   American Radio Systems License Corp. and Kimtron, Inc......  Filed herewith as Exhibit 10.107
    10.108     Time Brokerage Agreement, dated February 28, 1997 by the
                   Company and Citicasters Co.................................  Filed herewith as Exhibit 10.108
    10.109     Agreement and Plan of Merger, dated March 3, 1997 by the
                   Company and Alta Broadcasting Company, Inc.................  Filed herewith as Exhibit 10.109
    10.110     Assignment of Option to Purchase Radio Station WNVE(FM)
                   and Consent, dated December 23, 1996, by the Company,
                   Citicasters Co., and The Great Lakes Wireless Talking
                   Machine Limited Liability Company..........................  Filed herewith as Exhibit 10.110
    10.111     Credit Agreements dated January 24 , 1997 by and among the
                   Company, the Bank of new York and the Lenders named
                   therein....................................................  Incorporated by reference to Exhibit 99.1 and 99.2 from the Form 8-K filed on February 10, 1997
    10.112     Option Agreement, dated September 20, 1996 by the
                   Company and Jupiter Radio Partners.........................  Filed herewith as Exhibit 10.112
    10.113     Loan Agreement dated as of November 22, 1996
                   among American Tower Systems, Inc., Toronto Dominion
                   (Texas), Inc., as Administrative Agent and the Banks
                   parties thereto............................................  Filed herewith as Exhibit 10.113
    10.114     Asset Purchase Agreement, dated February 5, 1997 by the
                   Company and Meridian Sales and Services Company............  Filed herewith as Exhibit 10.114
    11         Schedule re computation of earnings per share..................  Filed herewith as Exhibit 11
    12         Ratio of earnings to fixed charges.............................  Filed herewith as Exhibit 12
    21         Subsidiaries of Registrant.....................................  Filed herewith as Exhibit 21
    23         Independent Auditors' Consent..................................  Filed herewith as Exhibit 23
    27         Financial Data schedule........................................  Filed herewith.as Exhibit 27


         Exhibits 2.1 through 10.114 do not contain schedules and exhibits noted within the agreements. This additional information is available upon request from the Company.


                                      (ii)