Form 10-Q
period 1997-03-31
AMERICAN RADIO SYSTEMS CORP /MA/
filed 1997-05-15
CIK 943581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One):

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1997


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

         Yes  X                                        No __

Class of Common Stock                            Outstanding at April 30, 1997
Class A Common Stock                             23,494,917 shares
Class B Common Stock                              4,613,311 shares
Class C Common Stock                              1,295,518 shares
Total                                            29,403,746 shares

                       AMERICAN RADIO SYSTEMS CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION



Item 1. Unaudited Condensed Consolidated Financial Statements           Page No.

Consolidated Balance Sheets
December 31, 1996 and March 31, 1997....................................  1


Consolidated Statements of Operations
Three months ended March 31, 1996 and 1997..............................  3

Consolidated Statements of Cash Flows
Three months ended March 31, 1996 and 1997..............................  4

Notes to Consolidated Financial Statements..............................  5

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................... 20



                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.............................................  24

Item 2.   Changes in Securities.........................................  24

Item 6.   Exhibits and Reports on Form 8-K..............................  25

Signatures..............................................................  28

PART I.  FINANCIAL INFORMATION

ITEM 1.   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       AMERICAN RADIO SYSTEMS CORPORATION


                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                           December 31, 1996   March 31, 1997
                                                           -----------------   --------------

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                $   10,447        $    6,282
     Accounts receivable, net                                     51,897            45,620
          Employee and other related-party receivables               249               352
          Prepaid expenses and other assets                        3,354             4,956
          Deferred income taxes                                    3,370             3,371
                                                              ----------        ----------
                   Total current assets                           69,317            60,581
                                                              ----------        ----------
       PROPERTY AND EQUIPMENT--Net                                90,247           111,675
                                                              ----------        ----------
       OTHER ASSETS:
          Station investment note receivable--related party
        (less valuation allowance of $500 in 1996)                   743
     Station investment notes receivable                          69,177            25,710
     Intangible assets--net:
          Goodwill                                               232,149           230,964
          FCC licenses                                           233,558           541,433
          Other intangible assets                                 27,553            39,434
     Deposits and other long-term assets                          26,064             9,588
     Net assets held under exchange agreement                     47,495
                                                              ----------        ----------
               Total other assets                                636,739           847,129
                                                              ----------        ----------
TOTAL                                                         $  796,303        $1,019,385
                                                              ==========        ==========










       See notes to unaudited condensed consolidated financial statements.

                       AMERICAN RADIO SYSTEMS CORPORATION


                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                                               December 31, 1996  March 31, 1997
                                                                               -----------------  --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                          $       561    $       617
     Accounts payable                                                                    7,085          6,161
     Accrued compensation                                                                3,027          2,571
     Accrued expenses                                                                   16,355         12,940
     Accrued interest                                                                    7,303          3,879
                                                                                   -----------    -----------
          Total current liabilities                                                     34,331         26,168
                                                                                   -----------    -----------
DEFERRED INCOME TAXES                                                                   33,205         29,523
                                                                                   -----------    -----------
OTHER LONG-TERM LIABILITIES                                                              2,149          4,278
                                                                                   -----------    -----------
LONG-TERM DEBT                                                                         330,111        376,491
                                                                                   -----------    -----------
MINORITY INTEREST IN SUBSIDIARY                                                            344            505
                                                                                   -----------    -----------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE STOCK
     Cumulative Exchangeable Preferred Stock; $0.01 par value; 10,000,000 shares authorized; 2,037,917 shares issued and outstanding;
        liquidation preference $203,792                                                               203,792
                                                                                   -----------    -----------
STOCKHOLDERS' EQUITY
     Preferred Stock; $0.01 par value; 10,000,000 shares authorized; Convertible
       Exchangeable Preferred Stock; 137,500 shares issued
            and outstanding (represented by 2,750,000 depositary shares);
            liquidation preference $1,000 per share                                          1              1
     Class A Common Stock; $.01 par value; 100,000,000 shares authorized;
     15,101,022 and 15,192,397 shares issued and outstanding,
        respectively                                                                       151            152
     Class B Common Stock; $.01 par value; 15,000,000 shares authorized;
        4,658,096 and 4,604,862 shares issued and outstanding,
        respectively                                                                        47             46
     Class C Common Stock; $.01 par value; 6,000,000 shares authorized;
        1,295,518 shares issued and outstanding                                             13             13
     Additional paid-in capital                                                        390,731        379,127
     Unearned compensation                                                                (297)          (273)
     Retained earnings                                                                   5,955              0
                                                                                   -----------    -----------
          Total                                                                        396,601        379,066
     Less:
          Treasury stock, at cost, 18,449 shares
              March 31, 1996 and December 31, 1996                                        (438)          (438)
                                                                                   -----------    -----------
          Total stockholders' equity                                                   396,163        378,628
                                                                                   -----------    -----------
TOTAL                                                                              $   796,303    $ 1,019,385
                                                                                   ===========    ===========





       See notes to unaudited condensed consolidated financial statements.

                       AMERICAN RADIO SYSTEMS CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                    Three Months Ended March 31,
                                                    ----------------------------

                                                            1996        1997
                                                          --------    --------
NET REVENUES                                              $ 23,648    $ 54,237
                                                          --------    --------
OPERATING EXPENSES:
     Operating expenses excluding depreciation and
        amortization, net local marketing agreement and
        corporate general and administrative expenses       18,123      40,884
     Net local marketing agreement expenses                    450       1,932
     Depreciation and amortization                           2,200       7,424
     Corporate general and administrative                    1,082       1,777
                                                          --------    --------
          Total expenses                                    21,855      52,017
                                                          --------    --------
OPERATING INCOME                                             1,793       2,220
                                                          --------    --------
OTHER INCOME (EXPENSE):

     Interest expense                                       (4,702)     (7,504)
     Interest income                                         2,118         656
     Gains (losses) on sale of assets and other, net           (36)        218
                                                          --------    --------

          Total other income (expense)                      (2,620)     (6,630)
                                                          --------    --------

LOSS FROM OPERATIONS BEFORE
   EXTRAORDINARY LOSS AND INCOME TAXES                        (827)     (4,410)
INCOME TAX BENEFIT                                             371       1,685
                                                          --------    --------
LOSS BEFORE EXTRAORDINARY LOSS                                (456)     (2,725)

EXTRAORDINARY LOSS ON EXTINGUISHMENT
   OF DEBT, NET OF INCOME TAX BENEFIT OF
   $1,013 IN 1997                                                       (1,639)
                                                          --------    --------
NET LOSS                                                      (456)     (4,364)
REDEEMABLE PREFERRED STOCK DIVIDENDS                                    (6,198)
                                                          --------    --------
NET LOSS APPLICABLE TO COMMON
   STOCKHOLDERS                                           $   (456)   $(10,562)
                                                          ========    ========
PRIMARY AND FULLY DILUTED PER COMMON  SHARE
   AMOUNTS:
   Loss before extraordinary loss                         $   (.03)   $   (.42)
   Extraordinary loss                                                     (.08)
                                                          --------    --------
   Net loss                                               $   (.03)   $   (.50)
                                                          ========    ========

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                                 17,901      21,095
                                                          ========    ========








       See notes to unaudited condensed consolidated financial statements.



                       AMERICAN RADIO SYSTEMS CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                              Three Months Ended March 31,
                                                             ------------------------------
                                                                  1996              1997
                                                              -----------        ----------

CASH FLOWS FROM (USED FOR) OPERATING
   ACTIVITIES:                                                $   7,585          $  (1,587)
                                                              ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for purchase of property, equipment and intangible
      assets                                                     (3,295)            (7,853)
 Proceeds from radio station sales                                                  20,403
 Payments for radio station acquisitions                                          (262,863)
     Payments for tower related                                  (4,702)
acquisitions
     Issuance of station investment notes receivable            (15,514)              (624)
     Repayment of station investment note                                            1,243
receivable
     Deposits and other long-term assets                        (13,569)            16,417
                                                              ---------          ---------
    Cash used for investing activities                          (37,080)          (233,277)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Borrowings under Credit Agreements and other                                      276,500
 Repayments under Credit Agreements                            (151,500)          (230,000)
 Repayments of other obligations                                   (176)              (274)
 Net proceeds from equity offerings and options                 115,076                160
 Net proceeds from exchangeable preferred stock offering                           192,350
 Net proceeds from debt offering - net of discount              168,321
 Additions to deferred financing costs                                              (5,526)
 Distributions to minority interest                                                   (105)
 Dividends Paid                                                                     (2,406)
                                                              ---------          ---------
    Cash provided by financing activities                       131,721            230,699
                                                              ---------          ---------

 INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                  102,226             (4,165)

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                         3,890             10,447
                                                              ---------          ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 106,116          $   6,282
                                                              =========          =========







       See notes to unaudited condensed consolidated financial statements.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. Basis of Presentation - The financial statements included herein have been prepared by American Radio Systems Corporation (American or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 and the notes thereto included in the Company's Annual Report on Form 10-K (Form 10-K).

     Reclassifications - Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

2. Per Share Data - Earnings (loss) per common share is based on the number of common shares outstanding during the period as adjusted for dilutive stock options using the provisions of Accounting Principles Board Opinion No. 15 "Earnings Per Share" (APB 15). Fully diluted earnings (loss) per share amounts are not reported separately as the effects are not dilutive.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (FAS 128) which will be effective during the fourth quarter of 1997. Had FAS 128 been effective for the quarters ended March 31, 1997 and 1996, reported loss per share on a pro forma basis would have been consistent with the per share amounts under APB 15.

3. Income Taxes - The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year for each tax reporting corporate entity. Cumulative adjustments to the tax benefit (provision) are recorded in the interim period in which a change in the estimated annual effective rate is determined.

4. Property and Equipment and Intangible Assets - Property and equipment and intangible assets included approximately $193,716,000 of assets related to radio stations held for sale or under exchange agreements as of March 31, 1997. Net revenues of approximately $7,158,000 and operating expenses of approximately $5,412,000 relating to these stations are included in the accompanying condensed consolidated financial statements for the three months ended March 31, 1997. Net revenues of approximately $2,997,000 and operating expenses of approximately $2,279,000 relating to these stations that were owned during 1996 are included in the accompanying condensed consolidated financial statements for the three months ended March 31, 1996.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



5. Offerings - In January 1997, the Company consummated a private offering of 2,000,000 shares of its 11 3/8% Cumulative Exchangeable Preferred Stock (Exchangeable Preferred Stock) to a group of qualified institutional investors. The Company utilized the net proceeds, which approximated $192.4 million, initially to repay amounts outstanding under the 1997 Credit Agreements and thereafter to fund acquisitions. The Exchangeable Preferred Stock possesses mandatory redemption features and is classified as such in the Company's consolidated financial statements. Redemption terms and conditions of the Exchangeable Preferred Stock are described in the Form 10-K.

     Under these terms and conditions, the Company was required to file a registration statement and offer to exchange the shares of the Exchangeable Preferred Stock for New Exchangeable Preferred Stock within ninety days of January 30, 1997. In April 1997, the Company filed a Registration Statement on Form S-4, as amended, (No. 333- 26085) and such registration statement was declared effective on May 13, 1997. The offer will expire in June 1997, unless extended by the Company.

6. Credit Agreements - In January 1997, the Company entered into two new credit agreements with a syndicate of banks (the 1997 Credit Agreement), which replaced the previously existing credit agreement. All amounts outstanding under the previous agreement were repaid with proceeds from the 1997 Credit Agreement. Terms and conditions of the 1997 Credit Agreement are described in the Form 10-K. The 1997 Credit Agreement consists of two separate lending agreements, providing for facilities consisting of a $550.0 million reducing revolver credit facility which is available through December 31, 2004, a $200.0 million revolving credit facility converting to a term loan facility maturing December 31, 2004, and a $150.0 million term loan facility, maturing December 31, 2004, available only to repurchase, if required, certain note obligations of EZ Communications, Inc. (EZ) which were assumed by the Company in connection with the EZ M erger discussed in the Form 10-K and in Note 9.

     Following the closing of the 1997 Credit Agreement and repayment of amounts outstanding under the previous agreement, the Company recognized an extraordinary loss of approximately $1,639,000, net of a tax benefit of $1,013,000, representing the write-off of deferred financing fees associated with the previous agreement.

7. Acquisitions and Dispositions - During the first three months of 1996 and 1997, the Company consummated the following station and tower related transactions. See the Form 10-K for additional information on these transactions.

     General: The following acquisitions have all been accounted for by the purchase method of accounting, and, accordingly, the operating results of the acquired entities, to the extent that a local marketing agreement (LMA) did not exist, have been included in consolidated operating results since the date of acquisition. The purchase price has been allocated to the assets acquired, principally intangible assets, and the liabilities assumed based on their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. The financial statements reflect the preliminary allocation of certain purchase prices as the appraisals for certain acquisitions have not yet been finalized. The Company does not expect the final appraisals will have a material affect on the financial position, results of operations or liquidity of the Company.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


7.   Acquisitions and Dispositions - (Continued)

     Austin: In March 1997, the Company acquired KAMX-FM, KKMJ-FM, and KJCE-AM, for approximately $28.7 million.

     Baltimore: In February 1997, the Company acquired WWMX-FM and WOCT-FM for approximately $90.0 million.

     Boston/Worcester: In January 1997, the Company acquired WAAF-FM and WWTM-AM for approximately $24.8 million.

     Cincinnati: In January 1997, the Company merged with an unaffiliated corporation pursuant to which it became a party to an agreement to acquire WGRR-FM, for approximately $30.5, including the issuance of shares to consummate the merger. Pursuant to such merger, the Company issued 18,341 shares of Class A Common Stock valued at approximately $.5 million. As described in the Form 10-K, the acquisition of WGRR-FM is expected to be consummated in the second quarter of 1997.

     Dayton: In February 1997, the Company acquired WXEG-FM for approximately $3.6 million and acquired WLQT-FM and WBBT-FM for approximately $12.0 million.

     Detroit, Philadelphia, Sacramento: In February 1997, the Company exchanged WFLN-FM in Philadelphia for KSFM-FM and KMJI-AM serving Sacramento and sold WQRS-FM in Detroit for approximately $20.0 million. (See Note 9).

     Rochester: In February 1997, the Company acquired WVOR-FM, WPXY-FM, WHAM-AM and WHTK-AM for approximately $31.5 million including working capital. (See
     Note 9).

     Sacramento: In March 1997, the Company acquired KXOA-FM, KQPT-AM (formerly KXOA-AM) and KZZO -FM (formerly KQPT-FM) for approximately $50.0 million. (See Note 8).

     Sacramento and West Palm Beach: In March 1997, the Company consummated a station asset swap agreement to exchange KSTE-AM in Sacramento and $33.0 million in cash for WEAT-FM, WEAT- AM and WOLL-FM serving West Palm Beach. (See Note 8).

     San Jose: In February 1997, the Company acquired KBAY-FM and KKSJ-AM serving San Jose for approximately $31.0 million. (See Note 8).

     Tower Subsidiary: In February 1996, American Tower Systems, Inc. (the Tower Subsidiary or Tower) acquired Skyline Communications and Skyline Antenna Management for approximately $3.3 million.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


7.   Acquisitions and Dispositions - (Continued)

     The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred as of January 1, 1996 after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1996 or of results which may occur in the future.


     In thousands, except per share data:

                                   Three Months Ended      Three Months Ended
                                      March 31,1996          March 31, 1997
                                   ------------------      ------------------

Net                                    $ 33,343                $ 54,645
revenues
Loss before extraordinary loss           (5,404)                 (4,767)
Net loss                                 (5,404)                 (6,406)
Net loss applicable to common
stockholders                             (5,404)                (12,604)
Net loss per common share              $   (.30)               $   (.60)



8. Pending Transactions - The Company has numerous pending transactions which were described in the Form 10-K. In addition, the Company, as successor to EZ, assumed the rights and obligations under certain EZ pending transactions upon consummation of the EZ Merger described in Note 9. Subsequent to March 31, 1997, the Company assumed such rights and obligations, has entered into additional transactions and revised the terms of the following transactions:

     Charlotte and Pittsburgh: In February 1997, in order to comply with the Charlotte Consent Decree described in Note 9 and the FCC's multiple ownership rules, EZ entered into an asset exchange agreement pursuant to which it will exchange WRFX-FM, serving Charlotte, for WDSY-FM, serving Pittsburgh, and $20.0 million. Consummation of the exchange, which is expected in the second or third quarter of 1997, is subject to, among other conditions, the expiration or earlier termination of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act) waiting period, approval by the Antitrust Division of the U.S, Department of Justice (the Justice Department) pursuant to the Charlotte Consent Decree and the consent of the Federal Communications Commission (FCC).

     Portland, Sacramento and San Jose: In April 1997, American entered into an asset exchange agreement pursuant to which it will acquire KINK-FM, serving Portland, KBRG-FM, serving Fremont, California, $2.0 million in cash, and 150,000 shares of common stock of Latin Communications, Inc., in exchange for KBAY-FM, serving San Jose, and KSSJ-FM, serving Sacramento. The agreement also provides for the exchange of KINK-FM for KBAY-FM in the event regulatory approval for the exchange of KBRG-FM and KSSJ-FM cannot be obtained. Subject to certain conditions, including the receipt of FCC approval and expiration or earlier termination of the HSR Act waiting period, and, in the case of the exchange of KSSJ-FM for KBRG-FM, Justice Department approval of the acquisition pursuant to a consent decree, the transaction is expected to be consummated in the third quarter of 1997.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


8.   Pending Transactions - (Continued)

     Riverside/San Bernardino: In April 1997, the Company entered into an agreement to acquire KFRG- FM, serving the Riverside/San Bernardino market, and KXFG-FM, serving Sun City, California, for approximately $60.0 million. Subject to the receipt of FCC approval and expiration or earlier termination of the HSR Act waiting period, the acquisition is expected to be consummated in the first quarter of 1998.

     Sacramento: In October 1996, the Company entered into an agreement to sell KXOA-FM for approximately $27.5 million. After the expiration of the HSR Act waiting period, the other party to the agreement began programming and marketing KXOA-FM pursuant to an LMA in January 1997. As a condition to consummation of the EZ merger, KXOA-FM was transferred to an independent and insulated trustee (under a trust for the benefit of American) and will be held by the trustee subject to sale pursuant to the foregoing agreement. Subject to receipt of FCC approval, the sale from the trustee to the ultimate purchaser is expected to be consummated in the second quarter of 1997.

     Seattle: In December 1996, EZ entered into an agreement to sell the assets of KMPS-AM for approximately $2.0 million. Subject to the approval of the FCC, the transaction is expected to be consummated in the second quarter of 1997.

     St. Louis: In December 1996, EZ entered into an agreement to sell the assets of KTRS-AM (formerly KSD-AM) for approximately $10.0 million. Subject to the approval of the FCC, the transaction is expected to be consummated in the second quarter of 1997.

     Temple: In May 1997, the Company entered into an agreement to acquire radio station KKIK-FM, licensed to Temple, Texas for approximately $3.7 million. Subject to the approval of the FCC, the transaction is expected to be consummated in the fourth quarter of 1997.

     West Palm Beach: The Company expects to enter into an agreement in May 1997 to sell WKGR- FM, WOLL-FM, WBZT-AM, and WEAT-AM for approximately $33.0 million. Subject to certain conditions, including the signing of a definitive agreement, the receipt of FCC approval and the expiration or earlier termination of the HSR Act waiting period, the Company expects to consummate this transaction in the third quarter of 1997.

     Tower Subsidiary: In May 1997, the Tower Subsidiary expects to enter into an agreement to purchase an aggregate of 21 tower sites and a tower site management business in Georgia, North Carolina and South Carolina for approximately $5.3 million. The agreement will also provide for additional payments by the Company if the seller is able to arrange the purchase or management of tower sites presently owned by an unaffiliated public utility in South Carolina, which payments could aggregate up to approximately $1.2 million. The transaction is expected to be consummated in the second quarter of 1997.

     In May 1997, the Tower Subsidiary entered into an agreement to acquire the assets of two companies that are affiliated with one another and are engaged in the business of acquiring and developing tower sites for unaffiliated third parties in various locations in the United States for approximately $12.5 million. The transaction is expected to be consummated in the second quarter of 1997.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




9. Subsequent Events - Subsequent to March 31, 1997, the Company consummated the following transactions:

     EZ Merger: On April 4, 1997, the Company consummated the merger of EZ into the Company (the EZ Merger) pursuant to which, the Company acquired eighteen FM and six AM stations in eight markets: Seattle, St. Louis, Pittsburgh, Sacramento, Charlotte, Kansas City, New Orleans and Philadelphia, assumed approximately $222.4 million of long-term debt, paid approximately $108.9 million in cash and issued approximately 8,344,000 shares of Class A Common Stock to the EZ stockholders (excluding approximately 362,000 shares of common stock reserved for options held by former employees of EZ). The foregoing station information does not give effect to the consummation of certain pending EZ transactions which are described in Notes 8 and 9.

     As part of the EZ Merger, the Company assumed EZ's obligations with respect to $150.0 million principal amount of the EZ Senior Subordinated Notes (the EZ Notes) and repaid all borrowings under the EZ credit facility with borrowings from the 1997 Credit Agreement. As required by the closing of the EZ Merger, the Company is required to offer to purchase the EZ Notes at 101% of their principal amount. Such offer commenced on April 19, 1997 and expires May 19, 1997 and, to the extent accepted, the Company will borrow funds necessary to purchase tendered EZ Notes under the 1997 Credit Agreement. The Company will pay $1,056.31 per $1,000 aggregate principal amount of EZ Notes tendered in accordance with the offer to purchase.

     Charlotte: In May 1997, the Company, as successor to EZ, is expected to consummate an asset exchange agreement pursuant to which the Company will exchange WIOQ-FM and WUSL-FM in Philadelphia for WRFX-FM, WPEG-FM, WBAV-FM, WBAV-AM and WFNZ-AM serving Charlotte, and also consummate an asset purchase agreement to purchase WNKS-FM serving Charlotte for approximately $10.0 million. In February 1997, EZ and the seller entered into a consent decree with the Justice Department (the Charlotte Consent Decree). Pursuant to the Charlotte Consent Decree, and to comply with the FCC's multiple ownership rules, EZ agreed to dispose of WRFX-FM (which will upon consummation of the exchange, be transferred to an independent and insulated trustee). (See Note 8).

     Cincinnati and Rochester: In April 1997, the Company exchanged WVOR-FM, WHAM-AM and WHTK-AM serving Rochester, together with $16.0 million, for WKRQ-FM serving Cincinnati. (See Note 7).

     Fresno: In April 1997, the Company acquired KOQO-AM and KOQO-FM for approximately $6.0 million.

     Rochester: In April 1997, the Company acquired WZNE-FM (formerly WAQB-FM), a newly licensed Class A FM station for approximately $3.5 million.

     Sacramento: In April 1997, the Company sold KMJI-AM for approximately $1.5 million. (See Note 7).

     Seattle: In April 1997, the Company (as successor to EZ) exchanged WEZB-FM, WRNO-FM and WBYU-AM, serving New Orleans, for KBKS-FM (formerly KCIN-FM) and KRPM-AM.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


9.   Subsequent Events - (Continued)


     The Company is also pursuing the acquisitions of tower properties and additional radio stations in new and existing markets, none of which have definitive purchase agreements.

10.  Subsidiary Guarantees:

     The Company's payment obligations under the 9% Senior Subordinated Notes (Senior Subordinated Notes) are fully and unconditionally guaranteed on a joint and several basis (collectively, the Subsidiary Guarantees), on a senior subordinated basis by all of its present and any future Restricted Subsidiaries (collectively Restricted Guarantors). The Restricted Subsidiaries have also unconditionally guaranteed, and any future Restricted Subsidiaries will be required to guarantee, on a joint and several basis (collectively, the Senior Subsidiary Guarantees), all obligations of the Company under the Credit Agreements. The Tower Subsidiary has not guaranteed obligations under the Credit Agreements or the Subordinated Notes.

     The  Senior   Subordinated   Notes  and  the   Subsidiary   Guarantees  are
     subordinated to all Senior Debt (as defined) of the Company including indebtedness under the Credit Agreements and the Senior Subsidiary Guarantees. The indenture governing the Senior Subordinated Notes contains limitations on the amount of indebtedness (including Senior Debt) which the Company may incur.

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

     The following condensed consolidating financial data illustrates the composition of the combined guarantors. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the guarantors. No single guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee other than its subordination to Senior Debt described above.

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

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


10.      Subsidiary Guarantees - (continued):

                                  Condensed Consolidating Balance Sheet
                                              March 31, 1997
                                          (Dollars in thousands)


                                                   Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries   Subsidiaries     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------


ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $   4,629                       $    1,653                        $    6,282
   Accounts receivable, net                          43,837       $    1,503             280                            45,620
   Prepaid expenses and other current assets          5,297                4               7                             5,308
   Deferred income taxes                              3,078              168             125                             3,371
                                                  ---------       ----------     -----------       -----------     -----------
      Total current assets                           56,841            1,675           2,065                            60,581

PROPERTY AND EQUIPMENT, NET                          86,086            4,741          20,848                           111,675
OTHER ASSETS:

   Investment in and advances to subsidiaries       579,046                                        $  (579,046)              0
   Station investment notes receivable               25,461                              249                            25,710
   Goodwill - net                                   203,352           20,327           7,285                           230,964
   FCC licenses - net                                                541,433                                           541,433
   Other intangible assets - net                     30,712              311           8,411                            39,434
   Deposits and other long-term assets                9,151                              437                             9,588
                                                  ---------       ----------     -----------      ------------     -----------
      Total other assets                            847,722          562,071          16,382          (579,046)        847,129
                                                  ---------       ----------     -----------      ------------     -----------
TOTAL ASSETS                                      $ 990,649       $  568,487     $    39,295      $   (579,046)    $ 1,019,385
                                                  =========       ==========     ===========      ============     ===========






                                 AMERICAN RADIO SYSTEMS CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             (Continued)


10.      Subsidiary Guarantees - (continued):


                                  Condensed Consolidating Balance Sheet
                                              March 31, 1997
                                          (Dollars in thousands)


                                                   Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries   Subsidiaries     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------

LIABILITIES AND STOCKHOLDERS'
   EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt            $    497                      $       120                       $       617
   Accounts payable and accrued expenses             23,018       $      711           1,822                            25,551
                                                  ---------       ----------     -----------      ------------     -----------
      Total current liabilities                      23,515              711           1,942                            26,168


NON-CURRENT LIABILITIES:
   Deferred income taxes                              8,350           20,943             230                            29,523
   Other long-term liabilities                        4,260                               18                             4,278
   Long-term debt                                   372,104                            4,387                           376,491
                                                  ---------       ----------     -----------      ------------     -----------
      Total non-current liabilities                 384,714           20,943           4,635                           410,292

MINORITY INTEREST IN SUBSIDIARY                                                          505                               505
REDEEMABLE EXCHANGEABLE
   PREFERRED STOCK                                  203,792                                                            203,792

STOCKHOLDERS'  EQUITY:
   Preferred Stock                                        1                                                                  1
   Common Stock                                         211                                                                211
   Additional paid-in capital                       379,127          546,270          32,861      $   (579,131)        379,127
   Unearned compensation                               (273)                                                              (273)
   Retained earnings                                      0              563            (648)               85               0
   Treasury stock                                      (438)                                                              (438)
                                                  ---------       ----------     -----------      ------------     -----------
      Total stockholders' equity                    378,628          546,833          32,213          (579,046)        378,628
                                                  ---------       ----------     -----------      ------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                         $ 990,649       $  568,487     $    39,295      $   (579,046)    $ 1,019,385
                                                  =========       ==========     ===========      ============     ===========







                                 AMERICAN RADIO SYSTEMS CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             (Continued)


10.      Subsidiary Guarantees - (continued):


                             Condensed Consolidating Statement of Operations
                                For the Three Months Ended March 31, 1997
                                          (Dollars in thousands)

                                                   Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries   Subsidiaries     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------

Net broadcast revenues                            $  51,171       $    1,773                                       $    52,944
Tower revenues                                            8                      $     1,366               (81)          1,293
License fees charged to Parent                       (5,154)           5,154                                                 0
                                                  ---------       ----------     -----------      ------------     -----------
Total net revenues                                   46,025            6,927           1,366               (81)         54,237

Operating expenses excluding
    depreciation and amortization, net
    local marketing agreement and
    corporate general and administrative             38,694            1,453             818               (81)         40,884
    expenses
  Net local marketing agreement expense               2,599             (667)                                            1,932
  Depreciation and amortization                       3,425            3,495             504                             7,424
  Corporate general and administrative                1,777                                                              1,777
                                                  ---------       ----------     -----------      ------------     -----------
Operating income (loss)                                (470)           2,646              44                 0           2,220

Other income (expense):
  Interest expense                                   (7,408)                             (96)                           (7,504)
  Interest income                                       631                               25                               656

  Gain (loss) on sale of assets and other,
    net                                                 298                              (80)                              218
  Equity in (loss) of subsidiaries, net of
    income taxes recorded at the
    subsidiary level                                   (103)                                               103               0
                                                  ---------       ----------     -----------      ------------     -----------
Income (loss) before income taxes and
    extraordinary item                               (7,052)           2,646            (107)              103          (4,410)
  Benefit (provision) for income taxes                4,327           (2,691)             49                             1,685
                                                  ---------       ----------     -----------      ------------     -----------
Income (loss) before extraordinary loss              (2,725)             (45)            (58)              103          (2,725)
Extraordinary loss on extinguishment of
    debt - net of tax benefit                        (1,639)                                                            (1,639)
                                                  ---------       ----------     -----------      ------------     -----------
Net income (loss)                                 $  (4,364)      $      (45)    $       (58)     $         103    $    (4,364)
                                                  =========       ==========     ===========      ============     ===========








                                 AMERICAN RADIO SYSTEMS CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             (Continued)


10.      Subsidiary Guarantees - (continued):


                             Condensed Consolidating Statement of Cash Flows
                                For the Three Months Ended March 31, 1997
                                          (Dollars in thousands)


                                                    Parent and     Guarantor     Non-guarantor                     Consolidated
                                                  its Divisions   Subsidiaries   Subsidiaries     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------

Cash flows from (used for) operating              $  (1,912)      $       34      $      291                        $   (1,587)
                                                  ---------       ----------     -----------      ------------     -----------
Investing Activities:
  Payments for purchase of property and
        equipment and intangible assets              (5,395)                          (2,458)                           (7,853)
  Proceeds from radio station sales                     403           20,000                                            20,403
  Payments for radio station acquisitions          (262,863)                                                          (262,863)
  Repayment for station investment notes
     receivable                                       1,243                                                              1,243
  Issuance of station investment notes
     receivable                                        (375)                            (249)                             (624)
  Deposits and other long-term assets                16,455              (48)             10                            16,417
                                                  ---------       ----------     -----------      ------------     -----------
Cash flows used by investing activities            (250,532)          19,952          (2,697)                         (233,277)
                                                  ---------       ----------     -----------      ------------     -----------


Financing Activities:
  Borrowings under Credit Agreements and
     other                                          276,500                                                            276,500
  Repayment of Credit Agreements                   (230,000)                                                          (230,000)
  Repayment of other obligations                       (245)                             (29)                             (274)
  Net proceeds from equity offerings and
     options                                            160                                                                160
  Net proceeds from exchangeable preferred
     stock                                          192,350                                                            192,350
  Additions to deferred financing costs              (5,526)                                                            (5,526)
  Distributions to minority interest                                                    (105)                             (105)
  Dividends paid                                     (2,406)                                                            (2,406)
  Investment in and advances to subsidiaries         18,166          (19,986)          1,820                                 0
                                                  ---------       ----------     -----------      ------------     -----------
Cash flows from financing activities                248,999          (19,986)          1,686                           230,699
                                                  ---------       ----------     -----------      ------------     -----------
 Decrease in cash and cash equivalents               (3,445)                            (720)                           (4,165)

Cash and cash equivalents at beginning
       of period                                      8,074                            2,373                            10,447
                                                  ---------       ----------     -----------      ------------     -----------
Cash and cash equivalents at end of period        $   4,629       $        0     $     1,653      $          0     $     6,282
                                                  =========       ==========     ===========      ============     ===========




                                 AMERICAN RADIO SYSTEMS CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             (Continued)


10.      Subsidiary Guarantees - (continued):


                                  Condensed Consolidating Balance Sheet
                                            December 31, 1996
                                          (Dollars in thousands)

                                                   Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries   Subsidiaries     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------


ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $   8,074                       $    2,373                       $    10,447
   Accounts receivable, net                          49,565       $    2,095             237                            51,897
   Prepaid expenses and other current assets          3,509               14              80                             3,603
   Deferred income taxes                              3,202              168                                             3,370
                                                  ---------       ----------     -----------      ------------     -----------
      Total current assets                           64,350            2,277           2,690                            69,317

PROPERTY AND EQUIPMENT, NET                          67,267            3,271          19,709                            90,247
OTHER ASSETS:
   Investment in and advances to subsidiaries       314,983                                       $   (314,983)              0
   Station investment notes receivable               69,920                                                             69,920
   Goodwill - net                                   200,449           20,457          11,243                           232,149
   FCC licenses - net                                                233,558                                           233,558
   Other intangible assets - net                     24,178              327           3,048                            27,553
   Deposits and other long-term assets               25,589               48             427                            26,064
   Net assets held under exchange agreement                           47,495                                            47,495
                                                  ---------       ----------     -----------      ------------     -----------
      Total other assets                            635,119          301,885          14,718          (314,983)        636,739
                                                  ---------       ----------     -----------      ------------     -----------
TOTAL ASSETS                                      $ 766,736       $  307,433     $    37,117      $   (314,983)    $   796,303
                                                  ---------       ----------     -----------      ------------     -----------





                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.      Subsidiary Guarantees - (continued):


                                  Condensed Consolidating Balance Sheet
                                            December 31, 1996
                                          (Dollars in thousands)


                                                   Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries   Subsidiaries     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------

LIABILITIES AND STOCKHOLDERS'
   EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt           $     444                      $       117                       $       561
   Accounts payable and accrued expenses             31,087              656           2,027                            33,770
                                                  ---------       ----------     -----------      ------------     -----------
     Total current liabilities                       31,531              656           2,144                            34,331

NON-CURRENT LIABILITIES:
   Deferred income taxes                             11,405           21,521             279                            33,205
   Other long-term liabilities                        2,129                               20                             2,149
   Long-term debt                                   325,693                            4,418                           330,111
                                                  ---------       ----------     -----------      ------------     -----------
      Total non-current liabilities                 339,227           21,521           4,717                           365,465

MINORITY INTEREST  IN SUBSIDIARY                       (185)                             529                               344

STOCKHOLDERS'  EQUITY:
   Preferred Stock                                        1                                                                  1
   Common Stock                                         211                              500      $       (500)            211
   Additional paid-in capital                       390,731          284,649          29,817          (314,466)        390,731
   Unearned compensation                               (297)                                                              (297)
   Retained earnings                                  5,955              607            (590)              (17)          5,955
   Treasury stock                                      (438)                                                              (438)
                                                  ---------       ----------     -----------      ------------     -----------
      Total stockholders' equity                    396,163          285,256          29,727          (314,983)        396,163
                                                  ---------       ----------     -----------      ------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                            $ 766,736       $  307,433     $    37,117      $   (314,983)    $   796,303
                                                  =========       ==========     ===========      ============     ===========




                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.      Subsidiary Guarantees - (continued):


                             Condensed Consolidating Statement of Operations
                                For the Three Months Ended March 31, 1996
                                          (Dollars in thousands)


                                                   Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries   Subsidiaries     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------

Net broadcast revenues                            $  23,374                                                        $    23,374
Tower revenues                                                                   $       274                               274
License fees                                           (500)      $      500                                                 0
                                                  ---------       ----------     -----------      ------------     -----------
Total net revenues                                   22,874              500             274                            23,648


Operating expenses excluding depreciation and
     amortization, net local marketing agreement
     corporate general and administrative
     expenses                                        17,870                              253                            18,123
Net local marketing agreement expenses                  450                                                                450
Depreciation and amortization                         1,590              500             110                             2,200
Corporate general and administrative                  1,082                                                              1,082
                                                  ---------       ----------     -----------      ------------     -----------
Operating income                                      1,882                              (89)                            1,793

Other income (expense):
  Interest income                                     2,118                                                              2,118
  Interest expense                                   (4,700)                              (2)                           (4,702)
  Gain (loss) on sale of assets and other               (36)                                                               (36)
  Equity in (loss) of subsidiaries, net of income
     taxes recorded at the subsidiary level       $     (50)                                      $         50               0
                                                  ---------       ----------     -----------      ------------     -----------
Income (loss) before income taxes                      (786)                             (91)               50            (827)
   Benefit for income taxes                             330                               41                               371
                                                  ---------       ----------     -----------      ------------     -----------
Net income                                        $    (456)      $        0     $       (50)     $         50     $      (456)
                                                  =========       ==========     ===========      ============     ===========







                                 AMERICAN RADIO SYSTEMS CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             (Continued)

10.      Subsidiary Guarantees - (continued):


                             Condensed Consolidating Statement of Cash Flows
                                For the Three Months Ended March 31, 1996
                                          (Dollars in thousands)


                                                    Parent and     Guarantor     Non-guarantor                     Consolidated
                                                  its Divisions   Subsidiaries   Subsidiaries     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------

Cash flows from operating activities              $   6,798                      $       787                       $     7,585
                                                  ---------       ----------     -----------      ------------     -----------

Investing Activities:
  Payments for purchase of property, equipment
    and intangible assets                            (2,585)                            (710)                           (3,295)
  Payments for  purchase of tower properties         (2,200)                          (2,502)                           (4,702)
  Issuance of station investment notes receivable   (15,514)                                                            (15,514)
  Deposits and other long-term assets               (13,514)                             (55)                          (13,569)
                                                  ---------       ----------     -----------      ------------     -----------
Cash flows used by investing activities             (33,813)                          (3,267)                          (37,080)
                                                  ---------       ----------     -----------      ------------     -----------
Financing Activities:
  Repayment under Credit Agreements                (151,500)                                                           (151,500)
  Net proceeds from debt offering  - net of
    discount                                        168,321                                                             168,321
  Net proceeds from equity offerings and options    115,076                                                             115,076
  Repayment of other obligations                       (175)                              (1)                             (176)
  Investment in and advances to subsidiaries                                           2,626            (2,626)
                                                  ---------       ----------     -----------      ------------     -----------
Cash flows from financing activities                131,722                            2,625            (2,626)        131,721

Increase in cash and cash equivalents               104,707                              145            (2,626)        102,226


Cash and cash equivalents at beginning of
    period                                            3,890                                                              3,890
                                                  ---------       ----------     -----------      ------------     -----------
Cash and cash equivalents at end of period        $ 108,597       $        0     $       145      $     (2,626)    $   106,116
                                                  =========       ==========     ===========      ============     ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Report contains "forward-looking statements" including statements concerning projections, plans, objectives, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. The Company wishes to caution readers that certain important factors may have affected and could in the future affect the Company's actual results and could cause the

Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. These important factors include among others, the following: (i) any adverse change in the laws, regulations and policies governing the operation and ownership of radio stations, including, but not limited to, those established by Congress, the Federal Communications Commission and the Antitrust Division of the U.S. Justice Department; and (ii) the Company's financial leverage as a result of borrowings under its credit facility, which bear interest at variable rates, and the issuance of the Subordinated Notes could make it vulnerable to an increase in interest rates or a downturn in the operating performance of its radio stations or a downturn in economic conditions.

Three months ended March 31, 1997 and 1996

As of March 31, 1997, the Company owned and/or operated forty-seven FM and twenty-four AM stations. See the Form 10-K and the unaudited condensed consolidated financial statements for a description of the 1997 and 1996 station and tower acquisitions. As of March 31, 1996, the Company owned and/or operated sixteen FM and nine AM stations. These transactions have significantly affected operations for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

Net revenues were $54.2 million for the three months ended March 31, 1997 compared to $23.6 million for the same three months in 1996, an increase of $30.6 million or 129.7%. This increase was attributable to revenue growth in some of the Company's existing markets and, to a more substantial extent, the impact of acquisitions that occurred in the latter half of 1996 and first quarter of 1997.

Station operating expenses excluding net local marketing agreement expenses, depreciation and amortization and corporate general and administrative expenses were $40.9 million for the three months ended March 31, 1997 compared to $18.1 million for the same period in 1996, an increase of $22.8 million or 126.0%. This increase was due to the impact of increased costs associated with the Company's revenue growth.

Net local marketing agreement expenses were $1.9 million for the three months ended March 31, 1997 compared to $0.5 million for the same three months in 1996, an increase of $1.4 million. Local marketing agreement expenses for the three months ended March 31, 1997 are presented net of approximately $0.7 million of revenues earned under such agreements.

Depreciation and amortization was $7.4 million and $2.2 million for the three months ended March 31, 1997 and March 31, 1996, respectively, an increase of $5.2 million. This increase was primarily attributable to the impact of increased expenses associated with the increase in depreciable and amortizable assets resulting from the 1996 and 1997 station acquisitions and, to a lesser extent, the impact of increased values being ascribed to FCC licenses in the purchase price allocation of 1997 station acquisitions.

Corporate general and administrative expenses increased to $1.8 million for the three months ended March 31, 1997 from $1.1 million for the three months ended March 31, 1996, an increase of $0.7 million or 63.6%. This increase was primarily attributable to the higher personnel costs associated with supporting the Company's greater number of stations.

Interest expense was $7.5 million for the three months ended March 31, 1997 compared to $4.7 million for the 1996 period, an increase of $2.8 million or 59.6%. The increase is related to higher borrowing levels under the Company's credit agreements in 1997 as compared to 1996 which resulted from the 1996 and 1997 acquisitions.

Interest income was $0.7 million for the three months ended March 31, 1997 compared to $2.1 million for the three months ended March 31, 1996, a decrease of $1.4 million. The decrease is attributable to higher investable cash balances and interest income earned on certain station investment notes in 1996 as compared to 1997, a portion of which notes were used to fund station acquisitions.

The gain (loss) on the sales of assets and other in 1997 and 1996 was not material.

The income tax benefit from operations for the three months ended March 31, 1997 was $1.7 million as compared to a benefit of $0.4 million for three months ended March 31, 1996. The effective tax rate for the three months ended March 31, 1997 was approximately 38.2% compared to 44.9% in 1996. The higher effective rate in 1996 is due to the effect of permanent differences, principally amortization of non-deductible goodwill on certain stock acquisitions.

The extraordinary loss for the three months ended March 31, 1997 was $1.6 million, net of a $1.0 million tax benefit. The extraordinary loss was a result of certain deferred financing costs being written off in January 1997 pursuant to the extinguishment of debt under the Company's previous credit agreement.

Preferred stock dividends for the three months ended March 31, 1997 were $6.2 million. $2.4 million of the dividends are attributable to the Convertible Preferred Stock issued in late June 1996 and $3.8 million of dividends are attributable to the Cumulative Exchangeable Preferred Stock issued in late January 1997.

Net loss applicable to common stockholders was $10.6 million for the three months ended March 31, 1997 compared to $0.5 million for the three months ended March 31, 1996, an increase of $10.1 million as a result of the factors discussed above.

Liquidity and Capital Resources

The Company's liquidity needs arise from its acquisition-related activities, debt service, working capital, capital expenditures and dividend payments. Historically, the Company has met its operational liquidity needs with internally generated funds and has financed the acquisition of radio broadcasting properties and tower related properties with a combination of bank borrowings and proceeds from the sale of the Company's equity and debt securities. For the three months ended March 31, 1997 cash flows used from operating activities was $1.6 million, as compared to cash from operating activity of $7.6 million for the three months ended March 31, 1996. The change is primarily attributable to working capital investments related to station acquisition and growth.

Cash flows used for investing activities were $233.3 million for the three months ended March 31, 1997 as compared to $37.1 million for the three months ended March 31, 1996. The increase is attributable to the increased acquisition activity in 1997 as compared to 1996.

Cash provided by financing activities was $230.7 million for the three months ended March 31, 1997 as compared to $131.7 million for the three months ended March 31, 1996. The increase in 1997 is due to the exchangeable preferred stock offering described below and the impact of borrowings under the Company's credit agreement.

Offering:  In January  1997,  the  Company  consummated  a private  offering  of
2,000,000 shares of 11 3/8% Cumulative Exchangeable Preferred Stock, $100 liquidation preference per share (Exchangeable Preferred Stock). Net proceeds to the Company from the offering were approximately $192.4 million. Proceeds of the offering were used initially to repay indebtedness and thereafter to fund acquisitions. Dividends on the Exchangeable Preferred Stock are cumulative at an annual rate of 11 3/8% (equivalent to $11.375 per share) and are payable quarterly in cash, or, at the Company's election, on or prior to January 15, 2002, with the issuance of additional shares. The Exchangeable Preferred Stock possesses mandatory redemption features and has been classified accordingly in the financial statements. See the Form 10-K for a description of the Exchangeable Preferred Stock.

Credit Agreements: As of March 31, 1997, the Company had approximately $377.1 million of total long-term debt (including the current portion thereof) outstanding. This included approximately $200.5 million of borrowings outstanding under the Company's and the Tower Subsidiary's credit agreements and the $175.0 million outstanding under the Senior Subordinated Notes. In January 1997, the Company entered into new credit agreements with a syndicate of banks (the 1997 Credit Agreement) which replaced the $300.0 million 1995 Credit Agreement. The 1997 Credit Agreement consists of two separate lending agreements, providing for facilities consisting of a $550.0 million reducing revolver credit facility, a $200.0 million revolving credit converting to a term loan facility and a $150.0 million term loan facility, available only to repurchase, if required, certain note obligations of EZ which were assumed by the Company in connection with the EZ Merger. The terms of the 1997 Credit Agreement are described in the Form 10-K.

In November 1996, the Tower Subsidiary entered into a credit agreement (Tower Credit Agreement) that provides the Tower Subsidiary with a $70.0 million loan commitment and an incremental $20.0 million loan, contingent upon Tower obtaining additional equity. As of March 31, approximately $2.5 million of borrowings were outstanding under the Tower Credit Agreement. The terms of the Tower Credit Agreement are described in the Form 10-K.

In order to finance acquisitions of radio stations, tower related properties and for general corporate purposes, the Company has borrowed and expects to continue to borrow under its credit agreements. As part of the EZ Merger, the Company assumed EZ's obligations with respect to $150.0 million principal amount of the EZ Notes and repaid all borrowings under the EZ credit facility with borrowings from the 1997 Credit Agreement. As required by the closing of the EZ Merger, the Company is required to offer to purchase the EZ Notes at 101% of their principal amount. Such offer commenced on April 19, 1997 and expires May 19, 1997 and, to the extent accepted, the Company will borrow funds necessary to purchase tendered EZ Notes under the 1997 Credit Agreement. The Company will pay $1,056.31 per $1,000 aggregate principal amount of EZ Notes tendered in accordance with the offer to purchase.

A substantial portion of the Company's cash flow from operations is required for debt service. The Company believes that cash flow from operations will be sufficient to meet debt service requirements for interest and scheduled payments of principal under the credit agreements and the Senior Subordinated Notes and the EZ Notes. However, the Company's leverage could make it vulnerable to a downturn in the operating performance of its radio stations, tower properties or a downturn in economic conditions.

The Company believes that its cash flows from operations will be sufficient to meet its quarterly dividend, debt service requirements for interest and scheduled payments of principal under the 1997 Credit Agreement and its other debt obligations. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any of such transactions on favorable terms.

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

The Company has entered into numerous station and tower acquisition and related agreements (see the Form 10-K and the Notes to the Condensed Consolidated Financial Statements). The consummation of each of these agreements is subject to, among other things, FCC approval and in some cases expiration or earlier termination of the HSR Act waiting period and the negotiation of definitive agreements. Unless otherwise noted, the Company intends to effect all of the transactions as soon as the necessary approvals are obtained. The Company intends to finance the acquisitions with available cash, borrowings under the 1997 Credit Agreement, and, in certain cases, issuance of equity securities.

The Company incurred approximately $7.9 million in capital expenditures in the three months ended March 31, 1997, principally related to tower construction and office consolidations. The Company expects capital expenditures in 1997 to be approximately $20.0 million, consisting principally of tower construction, office consolidations and ongoing technical improvements. To the extent that funds generated from operations, or available cash, are insufficient to finance non-recurring capital expenditures, the Company would seek to borrow the necessary funds under the 1997 Credit Agreement.

Inflation

The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have material adverse effect on the Company's operating results.

Recent Accounting Pronouncement

In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128, "Earnings Per Share", (FAS 128) which the Company will adopt in the fourth quarter of 1997. FAS 128 will require the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements.

PART II.   OTHER INFORMATION

Item 1. - Legal Proceedings

In the normal course of business, the Company is subject to certain suits and other matters. Management believes that the eventual resolution of any pending matters, either individually or in the aggregate, will not have a material effect on financial position, liquidity or results of operations.


Item 2. - Changes in Securities

Unregistered Issuances of Securities

On January 30, 1997, the Company sold 2,000,000 shares of its 11 3/8% Cumulative Exchangeable Preferred Stock, $100 liquidation preference, to certain institutional purchasers pursuant to the exemption from registration provided by section 4 (2) of the Securities Act of 1933, as amended (the Securities Act). The net proceeds to the Company from such sale were approximately $192.4 million.

On January 21, 1997, the Company issued 18,341 shares of Class A Common Stock shares to the principal stockholders of Tsunami Communications of Cincinnati, Inc. (Tsunami) as consideration, in part for the merger of Tsunami with and into the Company. The Company issued such shares pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Listed below are the exhibits which are filed as part of this Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K). Each exhibit marked by a (*) is incorporated by reference to American's Report on Form 10-K for the year ended December 31, 1996. Each exhibit marked by a (**) has been previously filed as an exhibit as part of American's Registration Statement on Form S-4 (File No. 333-26085), as amended, filed on April 29, 1997. Exhibit numbers in parenthesis refer to the exhibit number in the applicable filing.


  Exhibit No.                     Description of Document

      3.1        The Certificate of Designation of Preferences and
                 Rights of the Series B Cumulative Exchangeable
                 Preferred Stock, as filed with the Secretary of State
                 of the State of Delaware on January 29, 1997..............  Incorporated by reference herein from the Company's Form 8-K
                                                                             dated February 10, 1997 (99.10)
      3.2        The Certificate of Designation of Preferences and
                 Rights of the Cumulative Exchangeable Preferred
                 Stock, as filed with the Secretary of State
                 of the State of Delaware on January 29, 1997..............  Incorporated by reference herein from the Company's Form 8-K
                                                                             dated February 10, 1997 (99.9)
       4         Indenture, dated as of January 30, 1997, by and
                 between the Company and Fleet National Bank
                 relating to the Company's 11 3/8% Subordinated
                 Exchange Debentures due 2009..............................  Incorporated by reference herein from the Company's Form 8-K
                                                                             dated February 10, 1997
      10.1       Asset Exchange Agreement, dated March 31, 1996 by
                 and between Professional Broadcasting, Incorporated,
                 EZ New Orleans, Inc. and Heritage, Media Inc..............  Incorporated by reference herein from the EZ Communications, Inc.
                                                                             Quarterly Report on Form 10-Q
                                                                             (File No. 0-16265) dated May 15,
                                                                             1996
      10.2       Time Brokerage Agreement, dated March 18, 1996
                 between EZ New Orleans, Inc. and Heritage Media,
                 Inc.......................................................  Incorporated by reference herein from the EZ Communications, Inc.
                                                                             Quarterly Report on Form 10-Q
                                                                             (File No. 0-16265) dated May 15,
                                                                             1996
      10.3       Time Brokerage Agreement, dated March 18, 1996
                 between Heritage Media, Inc and Professional
                 Broadcasting, Incorporated................................  Incorporated by reference herein from the EZ Communications, Inc.
                                                                             Quarterly Report on Form 10-Q
                                                                             (File No. 0-16265) dated May 15,
                                                                             1996
      10.4       Asset Purchase Agreement, dated December 12, 1996
                 by and between Professional Broadcasting,
                 Incorporated, EZ Seattle, Inc. and Inspiration Media,
                 Inc.......................................................  Incorporated by reference herein from the EZ Communications, Inc.
                                                                             Annual Report on Form 10-K (File
                                                                             No. 0-16265) dated March 31,
                                                                             1997



  Exhibit No.                     Description of Document

      10.5       Asset Purchase Agreement, dated November 18, 1996
                 by and among Charter Communications Radio of St.
                 Louis, L.L.C., Professional Broadcasting,
                 Incorporated and EZ St. Louis, Inc. ......................  Incorporated by reference herein from the EZ Communications, Inc.
                                                                             Annual Report on Form 10-K (File
                                                                             No. 0-16265) dated March 31,
                                                                             1997
      10.6       Asset Exchange Agreement, dated December 5, 1996
                 by and among EZ Communications, Inc., Professioanl
                 Broadcasting, Incorporated, EZ Philadelphia, Inc.,
                 Evergreen Media Corporation of the East, Evergreen
                 Media Corporation of Carolinaland, WBAV/WBAV-
                 FM/WPEG License Corp. and WRFX License Corp...............  Incorporated by reference herein from the EZ Communications, Inc.
                                                                             Annual Report on Form 10-K (File
                                                                             No. 0-16265) dated March 31,
                                                                             1997
      10.7       Agreement and Plan of Merger, dated January 2,
                 1997 between the Company and Tsunami
                 Communications of Cincinnati, Inc.........................  *(10.102)
      10.8       Agreement to Amend, dated January 2, 1997 by and
                 among the Company, Tsunami Communications of
                 Cincinnati, Inc., WGRR Limited Partnership and The
                 Dalton Group, Inc.........................................  *(10.103)
      10.9       Asset Purchase Agreement, dated January 22, 1997
                 by and among the Company, WGRR Limited
                 Partnership and The Dalton Group, Inc..................     *(10.104)
     10.10       Asset Purchase Agreement, dated February 3, 1997
                 between the Company and Amaturo Group of Texas,
                 Ltd.......................................................  *(10.105)
     10.11       Time Brokerage Agreement, dated February 14, 1997
                 between the Company and Citicasters Co....................  *(10.106)
     10.12       Agreement of Sale, dated February 14, 1997 by and
                 among the Company, American Radio Systems
                 License Corp. and Kimtron, Inc.........................     *(10.107)
     10.13       Time Brokerage Agreement, dated February 28, 1997
                 between the Company and Citicasters Co....................  *(10.108)
     10.14       Agreement and Plan of Merger, dated March 3, 1997
                 between the Company and Alta Broadcasting
                 Company, Inc..............................................  *(10.109)
     10.15       Credit Agreement, dated January 24, 1997 by and
                 among the Company, the Bank of New York and the
                 Lenders named therein.....................................  Incorporated by reference to
                                                                             Exhibit 99.1 and 99.2 from the
                                                                             Company's Form 8-K dated
                                                                             February 10, 1997





  Exhibit No.                     Description of Document

     10.16       Asset Purchase Agreement, dated February 5, 1997
                 between the Company and Meridian Sales and
                 Services Company..........................................  *(10.114)
     10.17       Asset Exchange Agreement, dated February 25, 1997
                 by and between EZ Communications, Inc.,
                 Professional Broadcasting, Incorporated, EZ
                 Philadelphia, Inc., SFX Broadcasting, Inc. and SFX
                 Holdings, Inc.............................................  Filed herewith as Exhibit 10.17
     10.18       Asset Purchase Agreement, dated May 7, 1997 by
                 and between the Company, American Radio Systems
                 License Corp., KKSJ, Inc. and KKSJ License, Inc...........  Filed herewith as Exhibit 10.18
     10.19       Trust Agreement, dated April 4, 1997 by and
                 among the Company, American Radio Systems
                 License Corp. and Richard Oppenheimer as trustee..........  Filed herewith as Exhibit 10.19
     10.20       Asset Exchange Agreement, dated April 17, 1997 by
                 and among the Company, American Radio Systems
                 License Corp., Latin Communications Group, Inc.,
                 EXCL Communications, Inc., Radio Exito, Inc. and
                 Portland Radio, Inc.......................................  Filed herewith as Exhibit 10.20
     10.21       Asset Purchase Agreement, dated March 31, 1997
                 between the Company and Amaturo Group of
                 California, Ltd...........................................  Filed herewith as Exhibit 10.21
     10.22       Asset Purchase Agreement, dated May 6, 1997
                 between the Company and Stellar Communications,
                 Inc.......................................................  Filed herewith as Exhibit 10.22
       11        Statement Re Computation of Per Share Earnings............  Filed herewith as Exhibit 11
       12        Statement Re Computation of Ratio of Earnings to
                 Combined Fixed Charges and Preferred Stock Dividends......  Filed herewith as Exhibit 12
       27        Financial Data Schedule...................................  Filed herewith as Exhibit 27
      99.1       Form of Notice of Guaranteed Delivery for 11 3/8
                 Cumulative Exchangeable Preferred Stock, Series B........   **(99.1)
      99.2       Form of Letter of Transmittal for 11 3/8 Cumulative
                 Exchangeable Preferred Stock, Series B....................  **(99.2)
      99.3       Form of Exchange Agent Agreement between
                 American and Harris Trust and Savings Bank, dated
                 as of April __, 1997......................................  **(99.3)





(b)       Reports on Form 8-K


   1.      Form 8-K/A (Items 5 and 7) on March 25, 1997.
   2.      Form 8-K (Items 5 and 7) on March 18, 1997.
   3.      Form 8-K (Items 2, 5 and 7) on February 18, 1997.
   4.      Form 8-K (Items 5 and 7) on February 10, 1997.
   5.      Form 8-K (Items 5 and 7) on January 22, 1997.
   6.      Form 8-K (Items 5 and 7) on January 3, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     AMERICAN RADIO SYSTEMS CORPORATION

Date: May 14, 1997                   BY: /s/ Joseph L. Winn
                                     Joseph L. Winn
                                     Treasurer & Chief Financial Officer
                                     (Duly Authorized Officer)



Date: May 14, 1997                   BY: /s/ Justin D. Benincasa
                                     Justin D. Benincasa
                                     Vice President & Corporate Controller
                                     (Duly Authorized Officer)