Form 10-Q
period 1997-06-30
AMERICAN RADIO SYSTEMS CORP /MA/
filed 1997-08-14
CIK 943581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One):

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1997


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

         Yes  X                                                        No __


Class of Common Stock                  Outstanding  at July 31, 1997
Class A Common Stock                    shares 24,194,901
Class B Common Stock                    shares  3,993,834
Class C Common Stock                    shares  1,295,518
Total                                   shares 29,484,253

                       AMERICAN RADIO SYSTEMS CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION



Item 1.  Unaudited Condensed Consolidated Financial Statements        Page No.

Condensed Consolidated Balance Sheets
December 31, 1996 and June 30, 1997........................................ 1

Condensed Consolidated Statements of Operations
Three and six months ended June 30, 1996 and 1997.......................... 3

Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 1996 and 1997...................................  4

Notes to Condensed Consolidated Financial Statements......................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................ 24


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................ 29

Item 2.  Changes in Securities............................................ 29

Item 4.  Submission of Matters to a Vote of Security Holders.............. 29

Item 5.  Other Information................................................ 30

Item 6.  Exhibits and Reports on Form 8-K................................. 31

         Signatures....................................................... 33

PART I.  FINANCIAL INFORMATION

 ITEM 1.   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                      December 31, 1996    June 30, 1997
                                                      -----------------    -------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                $   10,447        $   14,469
Accounts receivable (less allowance for doubtful
     accounts of $4,560 and $7,297 in 1996 and 1997,
     respectively)                                           51,897            82,284
Employee and other related-party receivables                    249               377
Prepaid expenses and other assets                             3,354             4,180
Deferred income taxes                                         3,370             3,370
                                                         ----------        ----------
               Total current assets                          69,317           104,680
                                                         ----------        ----------
PROPERTY AND EQUIPMENT-Net                                   90,247           153,044
                                                         ----------        ----------
OTHER ASSETS:
     Restricted cash                                                            8,896
     Station investment note receivable-related party
        (less valuation allowance of $500 in 1996)              743
     Investment notes receivable                             69,177            25,750
     Intangible assets-net:
          Goodwill                                          232,149           374,776
          FCC licenses                                      233,558         1,114,573
          Other intangible assets                            27,553            53,177
     Deposits and other long-term assets                     26,064            12,948
     Deferred income taxes                                                      7,142
     Net assets held under exchange agreement                47,495
     Net assets held under trust agreement                                     63,252
                                                         ----------        ----------
               Total other assets                           636,739         1,660,514
                                                         ----------        ----------
TOTAL                                                    $  796,303        $1,918,238
                                                         ==========        ==========






       See notes to unaudited condensed consolidated financial statements.



                                    AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (In thousands, except share data)

                                                                             December 31, 1996         June 30, 1997
                                                                             -----------------         -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt                                        $    561                  $    587
     Accounts payable                                                               7,085                     7,863
     Accrued compensation                                                           3,027                     3,483
     Accrued expenses                                                              16,355                    24,300
     Accrued interest                                                               7,303                    12,704
                                                                                 --------                ----------
          Total current liabilities                                                34,331                    48,937
                                                                                 --------                ----------
DEFERRED INCOME TAXES                                                              33,205                   204,424
                                                                                 --------                ----------
OTHER LONG-TERM LIABILITIES                                                         2,149                    11,245
                                                                                 --------                ----------
LONG-TERM DEBT                                                                    330,111                   759,976
                                                                                 --------                ----------
MINORITY INTEREST IN SUBSIDIARY                                                       344                       481
                                                                                 --------                ----------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE STOCK
     Cumulative Exchangeable Preferred Stock, $0.01 par value;
        10,000,000 shares authorized; 2,047,391 shares issued and
        outstanding; liquidation preference $100 per share                                                  209,478
                                                                                 --------                ----------
STOCKHOLDERS' EQUITY
     Preferred Stock; $0.01 par value; 10,000,000 shares authorized;
       Convertible Exchangeable Preferred Stock; 137,500 shares issued and outstanding (represented by 2,750,000 depositary shares);
       liquidation preference $1,000 per share                                          1                         1
     Class A Common Stock; $.01 par value; 100,000,000 shares authorized;
       15,101,022 and 24,140,137 shares issued and outstanding,
       respectively                                                                   151                       241
     Class B  Common  Stock;  $.01  par  value;  15,000,000  shares  authorized;
        4,658,096 and 4,036,698 shares issued and outstanding,
        respectively                                                                   47                        40
     Class C Common Stock; $.01 par value; 6,000,000 shares authorized;
        1,295,518 shares issued and outstanding                                        13                        13
     Additional paid-in capital                                                   390,731                   684,089
     Unearned compensation                                                           (297)                     (249)
     Retained earnings                                                              5,955                         0
                                                                                 --------                ----------
          Total                                                                   396,601                   683,135
                                                                                 --------                ----------
     Less:
          Treasury stock, at cost, 18,449 shares at December 31, 1996
              and June 30, 1997                                                      (438)                     (438)
                                                                                 --------                ----------
          Total stockholders' equity                                              396,163                   683,697
                                                                                 --------                ----------
TOTAL                                                                            $796,303                $1,918,238
                                                                                 ========                ==========


       See notes to unaudited condensed consolidated financial statements.

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                       Three Months Ended June 30,       Six Months Ended June 30,
                                                       ---------------------------       -------------------------
                                                             1996         1997               1996         1997
                                                          ---------    ---------           ---------    ---------
NET REVENUES                                              $  37,444    $ 100,108           $  61,092    $ 154,345
                                                          ---------    ---------           ---------    ---------
OPERATING EXPENSES:
     Operating expenses excluding depreciation and
        amortization, net local marketing agreement and
        corporate general and administrative expenses        24,650       63,847              42,774      104,731
     Net local marketing agreement (revenues) expenses        2,139         (591)              2,589        1,341
     Depreciation and amortization                            2,639       16,140               4,839       23,564
     Corporate general and administrative                     1,259        2,156               2,340        3,934
                                                          ---------    ---------           ---------    ---------
          Total expenses                                     30,687       81,552              52,542      133,570
                                                          ---------    ---------           ---------    ---------
OPERATING INCOME                                              6,757       18,556               8,550       20,775
                                                          ---------    ---------           ---------    ---------
OTHER INCOME (EXPENSE):
     Interest expense                                        (4,261)     (15,732)             (8,964)     (23,236)
     Interest income                                          1,523          489               3,640        1,145
     Gains (losses) on sale of assets and other, net             (1)         420                 (35)         639
                                                          ---------    ---------           ---------    ---------
          Total other income (expense)                       (2,739)     (14,823)             (5,359)     (21,452)
                                                          ---------    ---------           ---------    ---------
INCOME (LOSS) FROM OPERATIONS BEFORE
   INCOME TAXES AND EXTRAORDINARY ITEM                        4,018        3,733               3,191         (677)
INCOME TAX PROVISION (BENEFIT)                                1,807        1,312               1,436         (374)
                                                          ---------    ---------           ---------    ---------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                       2,211        2,421               1,755         (303)
EXTRAORDINARY LOSS ON EXTINGUISHMENT
   OF DEBT, NET OF INCOME TAX BENEFIT OF
   $1,013 IN 1997                                                                                          (1,639)
                                                          ---------    ---------           ---------    ---------
NET INCOME (LOSS)                                             2,211        2,421               1,755       (1,942)
PREFERRED STOCK DIVIDENDS                                      (134)      (8,094)               (134)     (14,292)
                                                          ---------    ---------           ---------    ---------
NET INCOME (LOSS) APPLICABLE TO COMMON
   STOCKHOLDERS                                           $   2,077    $  (5,673)          $   1,621    $ (16,234)
                                                          =========    =========           =========    =========
PER COMMON SHARE AMOUNTS:
   Income (loss) before extraordinary loss                $     .10    $    (.20)          $     .09    $    (.58)
   Extraordinary loss                                                                                        (.07)
                                                          ---------    ---------           ---------    ---------
   Net income (loss)                                      $     .10    $    (.20)          $     .09    $    (.65)
                                                          =========    =========           =========    =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         20,142       29,089              19,026       25,080
                                                          =========    =========           =========    =========



       See notes to unaudited condensed consolidated financial statements.


               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                    1996          1997
                                                                  ---------    ---------
CASH FLOWS USED FOR OPERATING ACTIVITIES:                         $  (5,523)   $ (30,605)
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchase of property, equipment and intangible
    assets                                                           (7,336)     (19,386)
   Proceeds from radio station sales                                 18,000       47,876
   Payments for radio station acquisitions                          (67,777)    (445,719)
   Payments for tower related acquisitions                           (5,045)     (19,277)
   Issuance of station investment notes receivable                  (27,779)        (664)
   Repayment of station investment note receivable                                 1,243
   Deposits and other long-term assets                              (23,706)      13,364
                                                                  ---------    ---------
       Cash used for investing activities                          (113,643)    (422,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit agreements and other                                  533,000
   Repayments under credit agreements                              (151,500)    (257,000)
   Repayments of other obligations                                     (568)        (692)
   Net proceeds from equity offerings and options                   248,198          213
   Net proceeds from exchangeable preferred stock offering                       192,218
   Net proceeds from debt offering - net of discount                168,321
   Additions to deferred financing costs                                          (5,526)
   Distributions to minority interest                                               (210)
   Dividends paid                                                                 (4,813)
                                                                  ---------    ---------
       Cash provided by financing activities                        264,451      457,190

INCREASE IN CASH AND CASH EQUIVALENTS                               145,285        4,022

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        3,890       10,447
                                                                  ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 149,175    $  14,469
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

     Restricted Cash - Restricted cash represents cash held in escrow pursuant to Internal Revenue Code like-kind exchange agreements which require the net proceeds from the sale of certain stations to be utilized for pending acquisitions. Such agreements may be terminated at the Company's option, in which event such cash held in escrow is required to be utilized to reduce borrowings under the Company's credit agreement.

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

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (FAS 128) which will be effective during the fourth quarter of 1997. Had FAS 128 been effective for the three and six month periods ended June 30, 1997 and 1996, reported earnings (loss) per share on a pro forma basis would have been consistent with the per share amounts under APB 15.

3. Income Taxes - The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year for each tax reporting corporate entity. Cumulative adjustments to the tax provision (benefit) are recorded in the interim period in which a change in the estimated annual effective rate is determined.

4. Property and Equipment and Intangible Assets - Property and equipment and intangible assets included approximately $108.7 million and $120.6 million of assets related to radio stations held for sale or under exchange agreements as of December 31, 1996 and June 30, 1997, respectively. The following summary presents the results of operations (excluding depreciation, amortization and corporate general and administrative expenses) relating to these stations that are included in the accompanying unaudited condensed consolidated financial statements for each respective period.


     In thousands:

                           Three Months Ended June 30,        Six Months Ended June 30,
                           ---------------------------        -------------------------
                              1996            1997              1996            1997
                            -------         -------            -------         -------

Net operating revenues      $ 4,385         $ 6,907            $ 7,312         $11,917
Net operating expenses      $ 2,682         $ 4,556            $ 4,441         $ 8,879


                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



5. Offerings - In January 1997, the Company consummated a private offering of 2,000,000 shares of its 11 3/8% Cumulative Exchangeable Preferred Stock (Exchangeable Preferred Stock) to a group of qualified institutional investors. The Company utilized the net proceeds, which approximated $192.2 million, initially to repay amounts outstanding under the 1997 Credit Agreement and thereafter to fund acquisitions. The Exchangeable Preferred Stock possesses mandatory redemption features and is classified as such in the Company's condensed consolidated financial statements. Redemption terms and conditions of the Exchangeable Preferred Stock are described in the Form 10-K.

     Under these terms and conditions, the Company was required to file a registration statement and offer to exchange the shares of Series A Exchangeable Preferred Stock for new Series B Exchangeable Preferred Stock within ninety days of January 30, 1997. In April 1997, the Company filed a registration statement on Form S-4 (No. 333- 26085) and such registration statement, as amended, was declared effective on May 13, 1997. The offer expired in June 1997, and all Series A Exchangeable Preferred Stock was exchanged for Series B Exchangeable Preferred Stock. The redemption terms and conditions of the Series A and the Series B Exchangeable Preferred Stock are substantially the same.

6. Credit Agreements - In January 1997, the Company entered into two new credit agreements with a syndicate of banks (the 1997 Credit Agreement), which replaced the previously existing credit agreement. All amounts outstanding under the previous agreement were repaid with proceeds from the 1997 Credit Agreement. Terms and conditions of the 1997 Credit Agreement are described in the Form 10-K. The 1997 Credit Agreement consists of two separate lending agreements, providing for facilities consisting of a $550.0 million reducing revolver credit facility which is available through December 31, 2004, a $200.0 million revolving credit facility converting to a term loan facility, maturing December 31, 2004, and a $150.0 million term loan facility, maturing December 31, 2004, available only to repurchase, if required, certain note obligations of EZ Communications, Inc. (EZ) which were assumed by the Company in connection with the EZ Merger discussed in the Form 10-K and in Note 7 . The $150.0 million term loan facility was canceled in May 1997, as the Company was not required to repurchase any of the EZ note obligations.

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

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


7.   Acquisitions and Dispositions - (Continued)

     During the first six months of 1996 and 1997, the Company consummated the following station and tower related transactions. See the Form 10-K for additional information on these transactions.

     1997 Acquisitions and Dispositions:

     EZ Merger: On April 4, 1997, the Company consummated the merger of EZ into the Company (the EZ Merger). Pursuant to which, the Company acquired eighteen FM and six AM stations in eight markets: Seattle, St. Louis, Pittsburgh, Sacramento, Charlotte, Kansas City, New Orleans and Philadelphia, assumed approximately $222.4 million of long-term debt (of which approximately $72.7 was paid at closing), paid approximately $108.9 million in cash and issued approximately 8,344,000 shares of Class A Common Stock to the EZ stockholders valued at approximately $310.8 million (excluding approximately 362,000 shares of common stock reserved for options held by former employees of EZ valued at approximately $12.5 million). The aggregate purchase price was approximately $830.0 million, including goodwill, approximately $7.0 million in transaction costs, and assumed liabilities (including deferred income taxes) of approximately $428.0 million. The merger has been accounted for using an effective closing date of April 1, 1997, as the difference between actual and effective closing date on the results of operations, liquidity and financial position was not material.

     As part of the EZ Merger, the Company assumed EZ's obligations with respect to $150.0 million principal amount of the EZ 9.75% Senior Subordinated Notes (the 9.75% Notes) and repaid all borrowings under the EZ credit facility with borrowings from the 1997 Credit Agreement. As required by the closing of the EZ Merger, the Company was required to offer to purchase the 9.75% Notes at 101% of their principal amount. Such offer commenced in April 1997 and expired in May 1997, with no such notes being tendered for purchase. The 9.75% Notes have semi-annual interest payments due on June 1 and December 1, have certain redemption terms at the option of the Company and are due in 2005. The 9.75% Notes are general unsecured obligations of the Company and are guaranteed by the restricted subsidiaries as described in Note 10.

     Austin: In March 1997, the Company acquired KAMX-FM, KKMJ-FM, and KJCE-AM, for approximately $28.7 million.

     Baltimore: In February 1997, the Company acquired WWMX-FM and WOCT-FM for approximately $90.0 million.

     Boston/Worcester: In January 1997, the Company acquired WAAF-FM and WWTM-AM for approximately $24.8 million.

     Charlotte: In May 1997, the Company, as successor to EZ, consummated an asset exchange agreement pursuant to which the Company exchanged WIOQ-FM and WUSL-FM in Philadelphia for WRFX-FM, WPEG-FM, WBAV-FM, WGIV-AM (formerly WBAV-AM) and WFNZ-AM serving Charlotte, and also consummated an asset purchase agreement to acquire WNKS-FM serving Charlotte for approximately $10.0 million. In February 1997, EZ and the seller entered into a consent decree with the Justice Department (the Charlotte Consent Decree). Pursuant to the Charlotte Consent Decree, and in compliance with the FCC's multiple ownership rules, EZ agreed to dispose of WRFX-FM, which was transferred to an independent and insulated trustee upon consummation of the exchange. The net assets and liabilities of WRFX-FM included in this exchange agreement are carried on the consolidated balance sheet as net assets held under trust agreement. (See Note 9).

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


7.   Acquisitions and Dispositions - (Continued)

     Cincinnati: In January 1997, the Company merged with an unaffiliated corporation pursuant to which it became a party to an agreement to acquire WGRR-FM, for approximately $30.5 million. Pursuant to such merger, the Company issued 18,341 shares of Class A Common Stock valued at approximately $0.5 million. In May 1997, the Company consummated the acquisition of WGRR-FM.

     Cincinnati and Rochester: In April 1997, the Company exchanged WVOR-FM, WHAM-AM and WHTK-AM serving Rochester, together with $16.0 million, for WKRQ-FM serving Cincinnati. See Rochester below.

     Dayton: In February 1997, the Company acquired WXEG-FM for approximately $3.6 million and acquired WLQT-FM and WBBT-FM for approximately $12.0 million.

     Detroit, Philadelphia, Sacramento: In February 1997, the Company exchanged WFLN-FM in Philadelphia for KSFM-FM and KMJI-AM serving Sacramento and sold WQRS-FM in Detroit for approximately $20.0 million. See Sacramento below.

     Fresno: In April 1997, the Company acquired KOQO-AM and KOQO-FM for approximately $6.0 million.

     Omaha: In May 1997, the Company sold the assets of KGOR-FM, KFAB-AM and Business Music Service Inc. for approximately $38.0 million. Proceeds of the sale were initially held as restricted cash.

     Rochester: In February 1997, the Company acquired WVOR-FM, WPXY-FM, WHAM-AM and WHTK-AM for approximately $31.5 million including working capital. See Cincinnati and Rochester above.

     In April 1997, the Company acquired WZNE-FM (formerly WAQB-FM), a newly licensed Class A FM station for approximately $3.5 million.

     Sacramento: In March 1997, the Company acquired KXOA-FM, KQPT-AM (formerly KXOA-AM) and KZZO-FM (formerly KQPT-FM) for approximately $50.0 million. In October 1996, the Company entered into an agreement to sell KXOA-FM for approximately $27.5 million. After the expiration of the HSR Act waiting period, the other party to the agreement began programming and marketing KXOA-FM pursuant to an LMA in January 1997. As a condition to consummation of the EZ merger, KXOA-FM was transferred to an independent and insulated trustee (under a trust for the benefit of the Company) and was held by the trustee subject to sale pursuant to the foregoing agreement. In June 1997, the trustee sold KXOA-FM to the ultimate purchaser.

     In April 1997, the Company sold KMJI-AM for approximately $1.5 million.

     Sacramento and West Palm Beach: In March 1997, the Company consummated an agreement to exchange KSTE- AM in Sacramento and $33.0 million in cash for WEAT-FM, WEAT-AM and WOLL-FM serving West Palm Beach. (See Note 8).

     San Jose: In February 1997, the Company acquired KBAY-FM and KKSJ-AM serving San Jose for approximately $31.0 million. (See Note 8).

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


7.   Acquisitions and Dispositions - (Continued)

     Seattle: In April 1997, the Company exchanged WEZB-FM, WRNO-FM and WBYU-AM, serving New Orleans, and $7.5 million for KBKS-FM (formerly KCIN-FM) and KRPM-AM.

     In June 1997, the Company sold the assets of KMPS-AM for approximately $1.8 million.

     Tower Subsidiary: In June 1997, American Tower Systems, Inc. (the Tower Subsidiary or Tower) acquired 21 tower sites and a tower site management business in Georgia, North Carolina and South Carolina for approximately $5.3 million. The agreement also provides for additional payments by Tower if the seller is able to arrange the purchase or management of tower sites presently owned by an unaffiliated public utility in South Carolina, which payments could aggregate up to approximately $1.2 million.

     In May 1997, the Tower Subsidiary acquired the assets of two companies that are affiliated with one another and are engaged in the business of acquiring and developing tower sites for unaffiliated third parties in various locations in the United States for approximately $13.0 million.

     In May 1997, the Tower Subsidiary entered into an agreement to own and operate communication towers which will be constructed on over fifty tower sites in northern California. The Tower Subsidiary advanced approximately $0.8 million to this entity and owns a 70% interest in the entity, with the remaining 30% owned by an unaffiliated party. The Tower Subsidiary is obligated to provide additional financing for the construction of these and any additional towers and such obligation is estimated to be approximately $5.0 million.

     1996 Acquisitions:

     Hartford: In May 1996, the Company acquired WTIC-AM and WTIC-FM for approximately $39.0 million.

     Detroit and Philadelphia: In May 1996, the Company consummated a merger agreement with Marlin Broadcasting, Inc. pursuant to which it acquired WFLN-FM in Philadelphia and WQRS-FM in Detroit for approximately $58.5 million.

     Tower Subsidiary: In February 1996, the Tower Subsidiary acquired Skyline Communications and Skyline Antenna Management for approximately $3.3 million.

     In April 1996, the Tower Subsidiary acquired BDS Communications, Inc. and BRIDAN Communications Corporation for approximately $9.1 million.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


7.   Acquisitions and Dispositions - (Continued)


     The following unaudited pro forma summary presents the consolidated results of operations as if the transactions had occurred as of January 1, 1996 after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the transactions actually been made as of January 1, 1996 or of results which may occur in the future.

     In thousands, except per share data:


                                        Six Months Ended     Six Months Ended
                                       ----------------     ----------------
                                         June 30,1996        June 30, 1997
                                       ----------------     ----------------

     Net  revenues                        $ 141,808             $ 183,842
     Loss before extraordinary loss         (15,528)              (12,802)
     Net loss                               (15,528)              (14,442)
     Net loss applicable to common
       stockholders                         (15,661)              (28,733)
     Net loss per common share            $    (.57)            $    (.98)



8. Pending Transactions - The Company has numerous pending transactions which were described in the Form 10-K or have been entered into subsequent thereto. The following transactions are currently pending:

     Dayton and Kansas City: In June 1997, the Company entered into an asset exchange agreement pursuant to which it will acquire WDAF-AM, KYYS-FM, KMXV-FM and KUDL-FM serving Kansas City in exchange for WXEG- FM, WBTT-FM, WLQT-FM, WMMX-FM, WTUE-FM and WONE-AM serving Dayton. Subject to the receipt of FCC approval (the HSR Act waiting period was terminated early), the transaction is expected to be consummated in the fourth quarter of 1997 or the first quarter of 1998.

     Lebanon: In June 1997, the Company entered into an agreement to acquire WMMA-FM serving the Lebanon, Ohio market for approximately $3.0 million. Subject to the receipt of FCC approval, the acquisition is expected to be consummated in the fourth quarter.

     Portland, Sacramento, San Francisco and San Jose: In April 1997, the Company entered into an asset exchange agreement pursuant to which it will acquire KINK-FM, serving Portland, Oregon, KBRG-FM, serving Fremont/San Francisco, California, $2.0 million in cash, and 150,000 shares of common stock of Latin Communications, Inc., in exchange for KBAY-FM, serving San Jose, and KSSJ-FM, serving Sacramento. The agreement also provides for the exchange of KINK-FM for KBAY-FM in the event regulatory approval for the exchange of KBRG-FM and KSSJ-FM cannot be obtained. Subject to certain conditions, including the receipt of FCC approval and satisfactory resolution of the matters in the subsequent paragraph, and, in the case of the exchange of KSSJ-FM for KBRG-FM, Justice Department approval of the acquisition pursuant to a consent decree, the transaction is expected to be consummated in the third or fourth quarter.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




8.   Pending Transactions -  (Continued)

     In June 1997, the Company and the seller received requests for additional information about the acquisition from the Anti Trust Division of the U.S. Department of Justice. Under the HSR Act and the regulations thereunder, the acquisition may not be consumated until 20 days after the Company and the seller have substantially complied with such additional information requests. Although the Company believes the acquisition and divestiture hereunder complied with the anti-trust laws, the Department of Justice or others could take action under the antitrust laws to enjoin or otherwise challenge such acquisition/divestiture.

     Portsmouth: In May 1997, the Company entered into an agreement to acquire WSRI-FM, WZNN-AM, WMYF- AM and WEZR-FM, serving Portsmouth, New Hampshire, for approximately $6.0 million. The Company began programming and marketing the stations pursuant to an LMA agreement in July 1997. Subject to the receipt of FCC approval, the acquisition is expected to be consummated in the third quarter.

     Riverside/San Bernardino and Sun City: In March 1997, the Company entered into an agreement to acquire KFRG-FM, serving the Riverside/San Bernardino market, and KXFG-FM, serving Sun City, California, for approximately $60.0 million. The Company began programming and marketing the stations pursuant to an LMA agreement in August 1997. FCC approval has been received and the HSR Act waiting period was terminated early. The acquisition is expected to be consummated in the first quarter of 1998.

     San Jose and Monteray: In March 1997, the Company entered into a merger agreement pursuant to which the Company will acquire the assets of KEZR-FM and KLUE-FM serving Monteray, California in exchange for approximately 723,000 shares of Class A Common Stock valued at approximately $20.0 million and $4.0 million in cash. Subject to the receipt of FCC approval, the acquisition is expected to be consummated in the fourth quarter. In June 1997, the Company and the seller each received a Civil Investigative Demand from the Anti Trust Division of the Department of Justice requesting certain documentary materials regarding the merger and the purchase, sale, or trade or other transfer of radio stations in San Jose, California.

     In May 1997, the Company entered into an agreement to sell KKSJ-AM for approximately $3.2 million. The acquirer began programming and marketing the stations pursuant to an LMA agreement in June 1997. Subject to the receipt of FCC approval, the transaction is expected to be consummated in the fourth quarter.

     Temple: In May 1997, the Company entered into an agreement to acquire radio station KKIK-FM, licensed to Temple, Texas for approximately $3.7 million. Subject to the approval of the FCC, the transaction is expected to be consummated in the fourth quarter.

     West Palm Beach: In May 1997 the Company entered into an agreement to sell WKGR-FM, WOLL-FM, WBZT- AM, and WEAT-AM for approximately $33.0 million. Subject to the receipt of FCC approval (the HSR Act waiting period has expired), the transaction is expected to be consummated in the third quarter.

9. Subsequent Events - Subsequent to June 30, 1997, the Company consummated the following transactions:

     Boston: In July 1997, the Company acquired the assets of WNFT-AM for approximately $4.5 million. The Company began programming and marketing the station pursuant to an LMA agreement in June 1997.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


9.   Subsequent Events - (Continued)

     Charlotte and Pittsburgh: In August 1997, in order to comply with the Charlotte Consent Decree described in Note 7 and the FCC's multiple ownership rules, the Company consummated an asset exchange agreement pursuant to which it exchanged WRFX-FM, serving Charlotte, for WDSY-FM, serving Pittsburgh, and $20.0 million.

     Kansas City, Sacramento and St. Louis: In July 1997, the Company entered into an agreement to acquire KLOU- FM in St. Louis in exchange for KUDL-FM and WDAF-AM in Kansas City and approximately $7.0 million. The Company also entered into a related agreement with the same party, pursuant to which the Company will sell KCTC-AM serving Sacramento for approximately $4.0 million. Subject to the receipt of FCC approval and expiration or earlier termination of the HSR Act waiting period, the transactions are expected to be consummated in the fourth quarter.

     Rochester: In July 1997, the Company sold the assets of WCMF-AM for approximately $0.7 million.

     St. Louis: In July 1997, the Company sold the assets of KTRS-AM (formerly KSD-AM) for approximately $10.0 million.

     West Palm Beach: In July 1997, the Company entered into an agreement to acquire WTPX-FM for approximately $11.0 million. The Company began programming and marketing the stations pursuant to an LMA agreement in June 1997. Subject to the receipt of FCC approval and expiration or earlier termination of the HSR Act waiting period, the acquisition is expected to be consummated in the fourth quarter.

     Tower  Subsidiary:   In  July  1997,  the  Tower  Subsidiary  acquired  the
     following:

          (i) the assets of three entities which are affiliated with one another which own and operate towers and a tower site management business in southern California for an aggregate purchase price of approximately $32.1 million;
          (ii) the assets of one tower site in Washington, D.C. for approximately $0.9 million;
          (iii) the assets of six tower sites in Pennsylvania for approximately $0.3 million and
          (iv) the permit rights to build five tower sites in Maryland for approximately $0.5 million.

     In July 1997, the Tower Subsidiary entered into an asset purchase agreement with two entities affiliated with one another to acquire tower sites and a tower site management business located in northern California for approximately $45.0 million. In connection therewith, the Tower Subsidiary also agreed to loan up to $1.35 million to the sellers on an unsecured basis, of which approximately $0.25 million has been advanced. Consummation of the transaction is dependent on, among other things, the expiration or earlier termination of the HSR Act waiting period. The transaction is expected to be consummated in the third quarter.

     In July 1997, the Tower Subsidiary entered into an asset purchase agreement to acquire tower sites and certain video transport operations for approximately $70.25 million. The seller owns or leases approximately 125 towers, principally in the Mid-Atlantic region, with the remainder in California and Texas. Consummation of the transaction is dependent on, among other things, the expiration or earlier termination of the HSR Act waiting period. The acquisition is expected to be consummated in the fourth quarter of 1997 or the first quarter of 1998.

     In August 1997, the Tower Subsidiary acquired six tower sites for approximately $1.5 million.

     The Company is also pursuing the acquisitions of tower properties and additional radio stations in new and existing markets, none of which have definitive purchase agreements.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


10.  Subsidiary Guarantees:

     The Company's payment obligations under the 9.00% Senior Subordinated Notes (9% Notes) and the 9.75% Senior Subordinated Notes (9.75% Notes) are fully and unconditionally guaranteed on a joint and several basis (collectively, the Subsidiary Guarantees), on a senior basis (in the case of the 9% Notes) and a senior subordinated basis (in the case of the 9.75% Notes) by all of its present and any future Restricted Subsidiaries (collectively Restricted Guarantors). The Restricted Subsidiaries have also unconditionally guaranteed, and any future Restricted Subsidiaries will be required to guarantee, on a joint and several basis (collectively, the Senior
     Subsidiary Guarantees), all obligations of the Company under the 1997 Credit Agreement. The Tower Subsidiary has not guaranteed obligations under the Credit Agreements or either series of the Senior Subordinated Notes.

     The 9.75% Notes and the Subsidiary Guarantees are subordinated to all Senior Debt (as defined) of the Company including indebtedness under the 1997 Credit Agreement and the Senior Subsidiary Guarantees. The indenture governing each series of the Senior Subordinated Notes contains limitations on the amount of indebtedness (including Senior Debt) which the Company may incur.

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

     The following unaudited condensed consolidating financial data illustrates the composition of the combined guarantors. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the guarantors. No single guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee, other than in the case of the 9.75% Notes its subordination to Senior Debt described above.

     Investments in subsidiaries are accounted for by the parent on the equity method for purposes of the unaudited supplemental consolidating presentation. Earnings (losses) of subsidiaries are therefore reflected in the parent's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                              Unaudited Condensed Consolidating Balance Sheet
                                              June 30, 1997
                                          (Dollars in thousands)


                                                   Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries   Subsidiaries     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------


ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                     $    8,095       $    4,503      $    1,871                        $   14,469
   Accounts receivable, net                          51,612           29,834             838                            82,284
   Prepaid expenses and other current assets          3,374            1,081             102                             4,557
   Deferred income taxes                              3,201              169                                             3,370
                                                 ----------       ----------     -----------       -----------      ----------
      Total current assets                           66,282           35,587           2,811                           104,680

PROPERTY AND EQUIPMENT, NET                          81,202           47,798          24,044                           153,044
OTHER ASSETS:

   Restricted cash                                    8,896                                                              8,896
   Investment in and advances to subsidiaries     1,288,346                                         (1,288,346)              0
   Investment notes receivable                       25,496                              254                            25,750
   Goodwill - net                                   342,379           20,198          12,199                           374,776
   FCC licenses - net                                              1,114,573                                         1,114,573
   Other intangible assets - net                     31,672            1,938          19,567                            53,177
   Deposits and other long-term assets               12,502                              446                            12,948
   Deferred income taxes                              7,142                                                              7,142
   Net assets held under trust agreement                              63,252                                            63,252
                                                 ----------       ----------     -----------       -----------      ----------
      Total other assets                         $1,716,433        1,199,961          32,466        (1,288,346)      1,660,514
                                                 ----------       ----------     -----------       -----------      ----------
TOTAL ASSETS                                     $1,863,917       $1,283,346     $    59,321       $(1,288,346)     $1,918,238
                                                 ==========       ==========     ===========       ===========      ==========






                                 AMERICAN RADIO SYSTEMS CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             (Continued)


10.      Subsidiary Guarantees - (continued):


                              Unaudited Condensed Consolidating Balance Sheet
                                              June 30, 1997
                                          (Dollars in thousands)


                                                   Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries   Subsidiaries     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------

LIABILITIES AND STOCKHOLDERS'
   EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt          $      480                      $       107                        $      587
   Accounts payable and accrued expenses             39,549       $    6,959           1,842                            48,350
                                                 ----------       ----------     -----------       -----------      ----------
      Total current liabilities                      40,029            6,959           1,949                            48,937


NON-CURRENT LIABILITIES:
   Deferred income taxes                            182,623           21,522             279                           204,424
   Other long-term liabilities                       11,236                                9                            11,245
   Long-term debt                                   736,854                           23,122                           759,976
                                                 ----------       ----------     -----------       -----------      ----------
      Total non-current liabilities                 930,713           21,522          23,410                           975,645

MINORITY INTEREST IN SUBSIDIARY                                                          481                               481
REDEEMABLE EXCHANGEABLE
   PREFERRED STOCK                                  209,478                                                            209,478

STOCKHOLDERS'  EQUITY:
   Preferred Stock                                        1                                                                  1
   Common Stock                                         294                              500      $       (500)            294
   Additional paid-in capital                       684,089        1,249,394          33,970        (1,283,364)        684,089
   Unearned compensation                               (249)                                                              (249)
   Retained earnings                                      0            5,471            (989)           (4,482)              0
   Treasury stock                                      (438)                                                              (438)
                                                 ----------       ----------     -----------       -----------      ----------
      Total stockholders' equity                    683,697        1,254,865          33,481        (1,288,346)        683,697
                                                 ----------       ----------     -----------       -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                        $1,863,917       $1,283,346     $    59,321      $ (1,288,346)    $ 1,918,238
                                                 ==========       ==========     ===========      ============     ===========







                                 AMERICAN RADIO SYSTEMS CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             (Continued)


10.      Subsidiary Guarantees - (continued):


                    Unaudited Condensed Consolidating Statement of Operations
                             For the Six Months Ended June 30, 1997
                                     (Dollars in thousands)

                                                   Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries   Subsidiaries     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------

Net broadcast revenues                            $ 105,885       $   45,258                      $        (22)    $   151,121
Tower revenues                                                                   $     3,381              (157)          3,224
License fees charged to Parent                       (8,428)           8,428                                                 0
                                                  ---------       ----------     -----------      ------------     -----------
Total net revenues                                   97,457           53,686           3,381              (179)        154,345

Operating expenses excluding
    depreciation and amortization, net
    local marketing agreement and
    corporate general and administrative             74,325           28,736           1,849              (179)        104,731
    expenses
Net local marketing agreement expense                   993              348                                             1,341
Depreciation and amortization                         7,830           14,411           1,323                            23,564
Corporate general and administrative                  3,934                                                              3,934
                                                  ---------       ----------     -----------      ------------     -----------
Operating income                                     10,375           10,191             209                            20,775

Other income (expense):
  Interest expense                                  (22,918)                            (318)                          (23,236)
  Interest income                                     1,088                               57                             1,145
  Gain (loss) on sale of assets and other, net          803               (3)           (161)                              639
  Equity in (loss) of subsidiaries, net of
    income taxes recorded at the
    subsidiary level                                  4,465                                             (4,465)              0
                                                  ---------       ----------     -----------      ------------     -----------
Income (loss) before income taxes and
    extraordinary item                               (6,187)          10,188            (213)           (4,465)           (677)
Benefit (provision) for income taxes                  5,884           (5,324)           (186)                              374
                                                  ---------       ----------     -----------      ------------     -----------
Income (loss) before extraordinary loss                (303)           4,864            (399)           (4,465)           (303)
Extraordinary loss on extinguishment of
    debt - net of tax benefit                        (1,639)                                                            (1,639)
                                                  ---------       ----------     -----------      ------------     -----------
Net income (loss)                                 $  (1,942)      $    4,864     $      (399)     $     (4,465)    $    (1,942)
                                                  =========       ==========     ===========      ============     ===========





                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.      Subsidiary Guarantees - (continued):


                     Unaudited Condensed Consolidating Statement of Operations
                             For the Three Months Ended June 30, 1997
                                       (Dollars in thousands)

                                                   Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries   Subsidiaries     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------

Net broadcast revenues                            $  54,704       $   43,486                      $        (13)    $    98,177
Tower revenues                                                                   $     2,015               (84)          1,931
License fees charged to Parent                       (3,274)           3,274                                                 0
                                                  ---------       ----------     -----------      ------------     -----------
Total net revenues                                   51,430           46,760           2,105               (97)        100,108

Operating expenses excluding
    depreciation and amortization, net
    local marketing agreement and
    corporate general and administrative             35,628           27,284           1,032               (97)         63,847
    expenses
Net local marketing agreement (revenues) expenses    (1,606)           1,015                                              (591)
Depreciation and amortization                         4,406           10,916             818                            16,140
Corporate general and administrative                  2,156                                                              2,156
                                                  ---------       ----------     -----------      ------------     -----------
Operating income                                     10,846            7,545             165                            18,556

Other income (expense):
  Interest expense                                  (15,510)                            (222)                          (15,732)
  Interest income                                       457                               32                               489
  Gain (loss) on sale of assets and other, net          504               (3)            (81)                              420
  Equity in (loss) of subsidiaries, net of
    income taxes recorded at the
    subsidiary level                                  4,567                                             (4,567)              0
                                                  ---------       ----------     -----------      ------------     -----------
Income (loss) before income taxes and
    extraordinary item                                  864            7,542            (106)           (4,567)          3,733
Benefit (provision) for income taxes                  1,557           (2,633)           (236)                           (1,312)
                                                  ---------       ----------     -----------      ------------     -----------
Net income (loss)                                 $   2,421       $    4,909     $      (342)     $     (4,567)    $     2,421
                                                  =========       ==========     ===========      ============     ===========







                   Unaudited Condensed Consolidating Statement of Cash Flows
                            For the Six Months Ended June 30, 1997
                                     (Dollars in thousands)


                                                    Parent and     Guarantor     Non-guarantor                     Consolidated
                                                  its Divisions   Subsidiaries   Subsidiaries     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------

Cash flows from operating activities              $ (28,073)      $   (3,043)    $       511                       $   (30,605)
                                                  ---------       ----------     -----------      ------------     -----------
Investing Activities:
  Payments for purchase of property and
        equipment and intangible assets             (14,497)                          (4,889)                          (19,386)
  Proceeds from radio station sales                  27,876           20,000                                            47,876
  Payments for radio station acquisitions          (445,719)                                                          (445,719)
  Payments for tower related acquisitions           (19,277)                                                           (19,277)
  Repayment for station investment notes
     receivable                                       1,243                                                              1,243
  Issuance of station investment notes
     receivable                                        (410)                            (254)                             (664)
  Deposits and other long-term assets                13,431              (48)            (19)                           13,364
                                                  ---------       ----------     -----------                       -----------
Cash flows used by investing activities            (437,353)          19,952          (5,162)                         (422,563)
                                                  ---------       ----------     -----------                       -----------


Financing Activities:
  Borrowings under Credit Agreements and
     other                                          514,000                           19,000                           533,000
  Repayment of Credit Agreements                   (257,000)                                                          (257,000)
  Repayment of other obligations                       (385)                            (307)                             (692)
  Net proceeds from equity offerings and
     options                                            213                                                                213
  Net proceeds from exchangeable preferred
     stock                                          192,218                                                            192,218
  Additions to deferred financing costs              (5,526)                                                            (5,526)
  Distributions to minority interest                                                    (210)                             (210)
  Dividends paid                                     (4,813)                                                            (4,813)
  Investment in and advances to subsidiaries         26,740          (12,406)        (14,334)                                0
                                                  ---------       ----------     -----------                       -----------
Cash flows from financing activities                465,447          (12,406)          4,149                           457,190
                                                  ---------       ----------     -----------      ------------     -----------

Increase (decrease) in cash and cash equivalents         21            4,503            (502)                            4,022

Cash and cash equivalents at beginning
       of period                                      8,074                            2,373                            10,447
                                                  ---------       ----------     -----------      ------------     -----------
Cash and cash equivalents at end of period        $   8,095       $    4,503     $     1,871                       $    14,469
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





                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.      Subsidiary Guarantees - (continued):


                             Unaudited Condensed Consolidating Balance Sheet
                                            December 31, 1996
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
                                                  =========       ==========     ===========      ============     ===========




                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.      Subsidiary Guarantees - (continued):


                     Unaudited Condensed Consolidating Statement of Operations
                             For the Six Months Ended June 30, 1996
                                      (Dollars in thousands)


                                                   Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries   Subsidiaries     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------

Net broadcast revenues                            $  59,873                                                        $    59,873
Tower revenues                                          400                      $       820                             1,220
License fees                                         (1,030)      $    1,030
                                                  ---------       ----------     -----------      ------------     -----------
Total net revenues                                   59,243            1,030             820                            61,092


Operating expenses excluding depreciation and
     amortization, net local marketing agreement
     corporate general and administrative
     expenses                                        42,077                4             693                            42,774
Net local marketing agreement expenses                2,589                                                              2,589
Depreciation and amortization                         3,490            1,026             323                             4,839
Corporate general and administrative                  2,340                                                              2,340
                                                  ---------       ----------     -----------      ------------     -----------
Operating income                                      8,747                             (196)                            8,550

Other income (expense):
  Interest income                                     3,638                                2                             3,640
  Interest expense                                   (8,953)                             (11)                           (8,964)
  Gain (loss) on sale of assets and other               (36)                                                               (36)
  Equity in (loss) of subsidiaries, net of income
     taxes recorded at the subsidiary level       $    (113)                                      $        113
                                                  ---------       ----------     -----------      ------------     -----------
Income (loss) before income taxes                     3,283                             (205)              113           3,191
Provision (benefit) for income taxes                  1,528                              (92)                            1,436
                                                  ---------       ----------     -----------      ------------     -----------
Net income                                        $   1,755       $        0     $      (113)     $        113     $     1,755
                                                  =========       ==========     ===========      ============     ===========







                                 AMERICAN RADIO SYSTEMS CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             (Continued)

10.      Subsidiary Guarantees - (continued):

                   Unaudited Condensed Consolidating Statement of Operations
                             For the Three Months Ended June 30, 1996
                                      (Dollars in thousands)


                                                  Parent and     Guarantor      Non-guarantor                    Consolidated
                                                  its Divisions   Subsidiaries   Subsidiaries     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------

Net broadcast revenues                            $  36,704                                                        $    37,250
Tower revenues                                          194                      $       546                               194
License fees                                           (527)      $      527
                                                  ---------       ----------     -----------      ------------     -----------
Total net revenues                                   36,371              527             546                            37,444


Operating expenses excluding depreciation and
     amortization, net local marketing agreement
     corporate general and administrative
     expenses                                        24,209                2             439                            24,650
Net local marketing agreement expenses                2,139                                                              2,139
Depreciation and amortization                         1,902              525             212                             2,639
Corporate general and administrative                  1,259                                                              1,259
                                                  ---------       ----------     -----------      ------------     -----------
Operating income                                      6,862                             (105)                            6,757

Other income (expense):
  Interest income                                     1,523                                                              1,523
  Interest expense                                   (4,252)                              (9)                           (4,261)
  Gain (loss) on sale of assets and other                (1)                                                                (1)
  Equity in (loss) of subsidiaries, net of income
     taxes recorded at the subsidiary level       $     (63)                                      $         63
                                                  ---------       ----------     -----------      ------------     -----------
Income (loss) before income taxes                     4,069                             (114)               63           4,018
Provision (benefit) for income taxes                  1,858                              (51)                            1,807
                                                  ---------       ----------     -----------      ------------     -----------
Net income                                        $   2,211       $        0     $       (63)     $         63     $     2,211
                                                  =========       ==========     ===========      ============     ===========









                               AMERICAN RADIO SYSTEMS CORPORATION

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             (Continued)


10.      Subsidiary Guarantees - (continued):


                    Unaudited Condensed Consolidating Statement of Cash Flows
                             For the Six Months Ended June 30, 1996
                                     (Dollars in thousands)


                                                    Parent and     Guarantor     Non-guarantor                     Consolidated
                                                  its Divisions   Subsidiaries   Subsidiaries     Eliminations       Totals
                                                  -------------   ------------   -------------    ------------     ------------

Cash flows from operating activities              $  (6,184)                     $       661                       $    (5,523)
                                                  ---------       ----------     -----------      ------------     -----------
Investing Activities:
  Payments for purchase of property and
        equipment and intangible assets              (4,542)                          (2,795)                           (7,337)
  Proceeds from radio station sales                  18,000                                                             18,000
  Payments for radio station acquisitions           (67,777)                                                           (67,777)
  Payments for tower related acquisitions                                             (5,045)                           (5,045)
  Payment for station investment notes
     receivable                                     (27,779)                                                           (27,779)
  Deposits and other long-term assets               (23,651)                             (54)                          (23,705)
                                                  ---------       ----------     -----------      ------------     -----------
Cash flows used by investing activities            (105,749)                          (7,894)                         (113,643)
                                                  ---------       ----------     -----------      ------------     -----------


Financing Activities:
  Repayment of Credit Agreements                   (151,500)                                                          (151,500)
  Repayment of other obligations                       (561)                              (7)                             (568)
  Net proceeds from equity offerings and
     options                                        248,198                                                            248,198
  Net proceeds from exchangeable preferred
     stock                                          168,321                                                            168,321
  Investment in and advances to subsidiaries                                           7,292            (7,292)
                                                  ---------       ----------     -----------      ------------     -----------
Cash flows from financing activities                264,458                            7,285            (7,292)        264,451
                                                  ---------       ----------     -----------      ------------     -----------
Decrease in cash and cash equivalents               152,525                               52            (7,292)        145,285

Cash and cash equivalents at beginning
    of period                                         3,890                                                              3,890
                                                  ---------       ----------     -----------      ------------     -----------
Cash and cash equivalents at end of period        $ 156,415       $        0     $        52      $     (7,292)    $   149,175
                                                  =========       ==========     ===========      ============     ===========


                                       23

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains "forward-looking statements" including statements concerning projections, plans, objectives, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. The Company wishes to caution readers that certain important factors may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. These important factors include among others, the following: (i) any adverse change in the laws, regulations and policies governing the operation, ownership and acquisition of radio stations, including, but not limited to, those established by Congress, the Federal Communications Commission and the Antitrust Division of the U.S. Justice Department; and (ii) the Company's financial leverage as a result of borrowings under the 1997 Credit Agreement, which bears interest at variable rates, and the issuance of the Senior Subordinated Notes could make it vulnerable to an increase in interest rates or a downturn in the operating performance of its radio stations or a downturn in economic conditions.

As of June 30, 1997, the Company owned and/or operated approximately 100 radio stations. See the Form 10-K and the unaudited condensed consolidated financial statements for a description of the 1997 and 1996 station and tower acquisitions. As of June 30, 1996, the Company owned and/or operated approximately fifty radio stations. These transactions have significantly affected operations for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996.

Three months ended June 30, 1997 and 1996

Net revenues were $100.1 million for the three months ended June 30, 1997 compared to $37.4 million for the same three months in 1996, an increase of $62.7 million or 167.6%. This increase was attributable to revenue growth in some of the Company's existing markets and, to a more substantial extent, the impact of the EZ Merger and other acquisitions that occurred in the latter half of 1996 and first half of 1997.

Station operating expenses excluding net local marketing agreement expenses, depreciation and amortization and corporate general and administrative expenses were $63.8 million for the three months ended June 30, 1997 compared to $24.7 million for the same period in 1996, an increase of $39.1 million or 158.3%. This increase was due to the impact of increased costs associated with the Company's revenue growth.

Net local marketing agreement revenues were $0.6 million for the three months ended June 30, 1997 compared to net local marketing agreement expenses of $2.1 million for the same three months in 1996. Local marketing agreement revenues for the three months ended June 30, 1997 are presented net of approximately $0.2 million of expenses incurred under such agreements and local marketing agreement expenses for the same period in 1996 are presented net of approximately $0.3 million of revenues earned under such agreements. The change in the balances for each period are based on the timing of pending station acquisitions and dispositions.

Depreciation and amortization was $16.1 million and $2.6 million for the three months ended June 30, 1997 and June 30, 1996, respectively, an increase of $13.5 million. This increase was primarily attributable to the impact of increased expenses associated with the increase in depreciable and amortizable assets resulting from the 1996 and 1997 station acquisitions and, to a lesser extent, the impact of increased values being ascribed to FCC licenses in the purchase price allocation of 1997 station acquisitions.

Corporate general and administrative expenses increased to $2.2 million for the three months ended June 30, 1997, from $1.3 million for the three months ended June 30, 1996, an increase of $0.9 million or 69.2%. This increase was primarily attributable to the higher personnel costs associated with supporting the Company's greater number of stations.

Interest expense was $15.7 million for the three months ended June 30, 1997 compared to $4.3 million for the 1996 period, an increase of $11.4 million. The increase is related to higher borrowing levels under the Company's credit agreements in 1997 as compared to 1996 which resulted from the 1996 and 1997 acquisitions.

Interest income was $0.5 million for the three months ended June 30, 1997 compared to $1.5 million for the three months ended June 30, 1996, a decrease of $1.0 million. The decrease is attributable to lower investable cash balances in 1997 and higher interest income earned on certain station investment notes in 1996 as compared to 1997.

The income tax provision for the three months ended June 30, 1997 was $1.3 million as compared to $1.8 million for three months ended June 30, 1996. The effective tax rate for the three months ended June 30, 1997 was approximately 35.2% compared to 45.0% in 1996. The effective tax rate for the three months ended June 30, 1997 is reflective of the cumulative adjustment required to adjust to the estimated annual effective rate of 55%. The effective rate in 1996 is reflective of the impact of permanent differences, principally amortization of non-deductible goodwill on certain stock acquisitions.

Preferred stock dividends for the three months ended June 30, 1997 were $8.1 million compared to $0.1 million in 1996. The dividends for the 1997 period include $2.4 million of dividends attributable to the Convertible Preferred Stock issued in late June 1996 and $5.7 million of dividends attributable to the Cumulative Exchangeable Preferred Stock issued in late January 1997. The dividends for the 1996 period include $0.1 million of dividends attributable to the Convertible Preferred Stock.

Net loss applicable to common stockholders was $5.7 million for the three months ended June 30, 1997 compared to a net income applicable to common stockholders of $2.1 million for the three months ended June 30, 1996, as a result of the factors discussed above.

Six months ended June 30, 1997 and 1996

Net revenues were $154.3 million for the six months ended June 30, 1997 compared to $61.1 million for the same six months in 1996, an increase of $93.2 million or 152.5%. This increase was attributable to revenue growth in some of the Company's existing markets and, to a more substantial extent, the impact of the EZ Merger in 1997 and acquisitions that occurred in the latter half of 1996 and first half of 1997.

Station operating expenses excluding net local marketing agreement expenses, depreciation and amortization and corporate general and administrative expenses were $104.7 million for the six months ended June 30, 1997 compared to $42.8 million for the same period in 1996, an increase of $61.9 million or 144.6%. This increase was due to the impact of increased costs associated with the Company's revenue growth.

Net local marketing agreement expenses were $1.3 million for the six months ended June 30, 1997 compared to $2.6 million for the same six months in 1996, an increase of $1.3 million. Local marketing agreement expenses for the six months ended June 30, 1997 and 1996 are presented net of approximately $2.0 million and $0.3 million, respectively of revenues earned under such agreements. The change in the balances for each period are based on the timing of pending station acquisitions and dispositions.

Depreciation and amortization was $23.6 million and $4.8 million for the six months ended June 30, 1997 and June 30, 1997, respectively, an increase of $18.8 million. This increase was primarily attributable to the impact of increased expenses associated with the increase in depreciable and amortizable assets resulting from the 1996 and 1997 station acquisitions and, to a lesser extent, the impact of increased values being ascribed to FCC licenses in the purchase price allocation of 1997 station acquisitions.

Corporate general and administrative expenses increased to $3.9 million for the six months ended June 30, 1997 from $2.3 million for the six months ended June 30, 1996, an increase of $1.6 million or 69.6%. This increase was primarily attributable to the higher personnel costs associated with supporting the Company's greater number of stations.

Interest expense was $23.2 million for the six months ended June 30, 1997 compared to $9.0 million for the 1996 period, an increase of $14.2 million or 157.8%. The increase is related to higher borrowing levels under the Company's credit agreements in 1997 as compared to 1996 which resulted from the 1996 and 1997 acquisitions.

Interest income was $1.1 million for the six months ended June 30, 1997 compared to $3.6 million for the six months ended June 30, 1996, a decrease of $2.5 million. The decrease is attributable to lower investable cash balances in 1997 and higher interest income earned on certain station investment notes in 1996 as compared to 1997.

The income tax benefit for the six months ended June 30, 1997 was $0.4 million as compared to a provision of $1.4 million for six months ended June 30, 1996. The effective tax rate for the six months ended June 30, 1997 was approximately 55.2% compared to 45.0% in 1996. The higher effective rate in 1997 is due to the effect of permanent differences, principally amortization of non-deductible goodwill on the EZ merger. The effective tax rate for the six months ended June 30, 1997 includes the cumulative adjustment required to adjust the estimated annual effective rate.

The extraordinary loss for the six months ended June 30, 1997 was $1.6 million, net of a $1.0 million tax benefit. The extraordinary loss was a result of certain deferred financing costs written off in January 1997 pursuant to the extinguishment of debt under the Company's previous credit agreement.

Preferred stock dividends for the six months ended June 30, 1997 were $14.3 million compared to $0.1 milion for the 1996 period. The dividends for the 1997 period include $4.8 million of dividends attributable to the Convertible Preferred Stock issued in late June 1996 and $9.5 million of dividends attributable to the Cumulative Exchangeable Preferred Stock issued in late January 1997. The dividends for the 1996 period include $0.1 million of dividends attributable to the Convertible Preferred Stock.

Net loss applicable to common stockholders was $16.2 million for the six months ended June 30, 1997 compared to net income applicable to common stockholders of $1.6 million for the six months ended June 30, 1996, as a result of the factors discussed above.

Liquidity and Capital Resources

The Company's liquidity needs arise from its acquisition-related activities, debt service, working capital, capital expenditures and dividend payments. Historically, the Company has met its operational liquidity needs with internally generated funds and has financed the acquisition of radio broadcasting properties and tower related properties, including related working capital needs, with a combination of bank borrowings and proceeds from the sale of the Company's equity and debt securities. For the six months ended June 30, 1997, cash flows used from operating activities was $30.6 million, as compared to $5.5 million for the six months ended June 30, 1996. The change is primarily attributable to working capital investments related to station acquisition and growth.

Cash flows used for investing activities were $422.6 million for the six months ended June 30, 1997 as compared to $113.6 million for the six months ended June 30, 1996. The increase is attributable to the increased acquisition activity in 1997 as compared to 1996.

Cash provided by financing activities was $457.2 million for the six months ended June 30, 1997 as compared to $264.5 million for the six months ended June 30, 1996. The increase in 1997 is due to the exchangeable preferred stock offering described below and the impact of borrowings under the Company's credit agreements.

Offering:  In January  1997,  the  Company  consummated  a private  offering  of
2,000,000 shares of 11 3/8% Cumulative Exchangeable Preferred Stock, $100 liquidation preference per share (Exchangeable Preferred Stock). Net proceeds to the Company from the offering were approximately $192.2 million. Proceeds of the offering were used initially to repay indebtedness and thereafter to fund acquisitions. Dividends on the Exchangeable Preferred Stock are cumulative at an annual rate of 11 3/8% (equivalent to $11.375 per share) and are payable quarterly in cash, or, at the Company's election, on or prior to January 15, 2002, with the issuance of additional shares. The Exchangeable Preferred Stock possesses mandatory redemption features and has been classified accordingly in the financial statements. See the Form 10-K for a description of the Exchangeable Preferred Stock.

Credit Agreements: As of June 30, 1997, the Company had approximately $760.6 million of total long-term debt (including the current portion thereof) outstanding. This included approximately $430.0 million of borrowings outstanding under the Company's and the Tower Subsidiary's credit agreements and $325.0 million outstanding under Senior Subordinated Notes. In January 1997, the Company entered into new credit agreements with a syndicate of banks (the 1997 Credit Agreement) which replaced the $300.0 million 1995 Credit Agreement. The 1997 Credit Agreement consists of two separate lending agreements, providing for facilities consisting of a $550.0 million reducing revolver credit facility, a $200.0 million revolving credit converting to a term loan facility and a $150.0 million term loan facility, which was available only to repurchase, if required, certain note obligations of EZ which were assumed by the Company in connection with the EZ Merger. As described below, the Company was not required to repurchase any of the 9.75% Notes, and therefore such agreement was canceled in May 1997. The terms of the 1997 Credit Agreement are described in the Form 10-K.

In November 1996, the Tower Subsidiary entered into a credit agreement (Tower Credit Agreement) that provides the Tower Subsidiary with a $70.0 million loan commitment and an incremental $20.0 million loan, contingent upon Tower obtaining additional equity. As of June 30, 1997 approximately $21.5 million of borrowings were outstanding under the Tower Credit Agreement. The terms of the Tower Credit Agreement are described in the Form 10-K. The Tower Subsidiary is in the process of negotiating the terms of a new credit facility which will increase the amount of available borrowings to $250.0 million. While the Tower Subsidiary expects to execute a credit agreement in the third or fourth quarter of 1997, there can be no assurance that such an agreement will be executed.

In order to finance acquisitions of radio stations, tower related properties and for general corporate purposes, the Company has borrowed and expects to continue to borrow under its credit agreements. As part of the EZ Merger, the Company assumed EZ's obligations with respect to $150.0 million principal amount of the 9.75% Notes and repaid all borrowings under the EZ credit facility with borrowings from the 1997 Credit Agreement. As required by the closing of the EZ Merger, the Company was required to offer to purchase the 9.75% Notes at 101% of their principal amount. Such offer expired in May 1997 and, no such notes were tendered for repurchase.

A substantial portion of the Company's cash flow from operations is required for debt service. However, the Company's leverage could make it vulnerable to a downturn in the operating performance of its radio stations, tower properties or a downturn in economic conditions.

The Company believes that its cash flows from operations will be sufficient to meet its quarterly dividends, debt service requirements for interest and scheduled payments of principal under the 1997 Credit Agreement and its other debt obligations. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any of such transactions on favorable terms.

The Company's working capital needs fluctuate throughout the year due to industry-wide seasonality and its broadcast of sporting events at different times during the year. The Company historically has had sufficient cash from its operations to meet its working capital needs, apart from needs generated by newly acquired properties, and believes that it has sufficient financial resources available to it, including borrowing under the credit agreements, to finance operations for the foreseeable future.

The Company has entered into numerous station and tower acquisition and related agreements (see the Form 10-K and the Notes to the Condensed Consolidated Financial Statements). The consummation of each of these agreements is subject to, among other things, FCC approval and in some cases expiration or earlier termination of the HSR Act waiting period and the negotiation of definitive agreements. Unless otherwise noted, the Company intends to effect all of the transactions as soon as the necessary approvals are obtained. The Company intends to finance the acquisitions with available cash, borrowings under the credit agreements, and, in certain cases, issuance of equity securities.

The Company made approximately $17.1 million in capital expenditures in the six months ended June 30, 1997, principally related to tower construction and office consolidations. The Company expects capital expenditures in 1997 to be approximately $30.0 million, consisting principally of tower construction, office consolidations and ongoing technical improvements. To the extent that funds generated from operations, or available cash, are insufficient to finance non-recurring capital expenditures, the Company would seek to borrow the necessary funds under the credit agreements.

Inflation

The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have material adverse effect on the Company's operating results.

Recent Accounting Pronouncements

In March 1997, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (FAS) No. 128, "Earnings Per Share", (FAS 128) which the Company will adopt in the fourth quarter of 1997. FAS 128 will require the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements.

In June 1997, the FASB released FAS No. 130 "Reporting Comprehensive Income" (FAS No. 130), and FAS No. 131 "Disclosures about Segments of and Enterprise and Related Information", (FAS 131). These pronouncements will be effective in 1998. FAS 130 establishes standards for reporting comprehensive income items and will require that the Company provide a separate statement of comprehensive income; reported financial statement amounts will not be affected by this adoption. FAS 131 established standards for reporting information about the operating segments in its annual report and interim reports.

PART II.   OTHER INFORMATION


Item 1. - Legal Proceedings

In the normal course of business, the Company is subject to certain suits and other matters. Management believes that the eventual resolution of any pending matters, either individually or in the aggregate, will not have a material effect on financial position, liquidity or results of operations.

Item 2. - Changes in Securities

On June 24, 1997, the Company issued 100 shares of Class A Common Stock shares to Kelly Maguire as consideration, in part for the services rendered by her father, John Maguire, a Vice President and General Manager, through March 1997. The Company issued such shares pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

Item 4. - Submission of Matters to a Vote of Security Holders.

The 1996 Annual Meeting of Stockholders was held on Thursday, May 29, 1997, to consider and act upon the following matters. The results of the stockholder voting were as follows:

     1. To elect ten Directors, including two "independent" directors to be elected by the holders of Class A Common Stock, voting separately as a class, for the ensuing year or until their successors are elected and qualified;

                                              Votes              Votes
                                            Cast For           Withheld
                                           ----------          --------
Steven B. Dodge                            56,658,419            98,345
Thomas H. Stoner                           56,658,419            98,345
Alan L. Box                                56,658,419            98,345
Joseph L. Winn                             56,658,419            98,345
Charlton H. Buckley                        56,658,419            98,345
Arnold L. Chavkin                          56,658,419            98,345
James H. Duncan, Jr.*                      13,265,409            98,345
Arthur C. Kellar                           56,658,419            98,345
Charles D. Peebler, Jr.*                   13,265,409            98,345
Lance R. Primis                            56,658,419            98,345


         * In accordance with the Company's Articles of Incorporation, the holders of Class A Common Stock, exclusive of all other stockholders, are entitled to elect two of the Company's independent directors. Messrs. Duncan and Peebler were nominated as the independent directors and elected by the holders of the Class A Common Stock.

Item 4. - Submission of Matters to a Vote of Security Holders - (continued).

         2. To approve an amendment to the Company's Amended and Restated Stock Option Plan to increase the aggregate number of shares of Class A and Class B Common Stock authorized for issuance thereunder from 2,000,000 to 3,000,000;

                  For                Against              Abstain
              51,086,860            4,221,909            1,447,995


         3.  To ratify the selection by the Board of Directors of Deloitte &
             Touche LLP as the Company's independent   auditors for 1997;

                  For                 Against             Abstain
              56,677,927               20,729             58,108




Item 5. - Other Information.

         On July 21, 1997, the Company and American Radio Systems License Corp., entered into an Asset Exchange agreement with Entertainment Communications, Inc. (Entercom) and ECI License Company L.P. (ECI) pursuant to which the Company will acquire substantially all the assets of KLOU-FM in St. Louis, Missouri in exchange for substantially all the assets of KUDL-FM and WDAF-AM in Kansas City, Missouri and $7.0 million. In addition, the Company entered into an Asset Purchase agreement with Entercom to sell substantially all the assets of KCTC-AM for approximately $4.0 million. Consummation of both transactions are subject to, among other things, the approval of the FCC. For more information see the Company's press release, dated July 21, 1997 which is attached herewith as
Exhibit 99.1

Item 6. - Exhibits and Reports on Form 8-K


(a)             Exhibits

          Listed below are the exhibits which are filed as part of this Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K). Each exhibit market by a (*) is incorporated by reference to American's Report on Form 10-Q for the three months ended March 31, 1997. Exhibit numbers in parenthesis refer to the exhibit number in the applicable filing.


Exhibit
  No.                              Description of Document

10.1a              Asset Purchase Agreement by and between American Tower
                       Systems, Inc. ("American Tower") and Communication
                       Systems Development, Inc., dated as of May 27, 1997          Filed herewith as Exhibit 10.1a
10.1b              Agreement of Limited Liability Company of Communication
                       Systems Development, LLC, by and among American Tower
                       and Communication Development Corporation, Inc.,
                       dated as of May 30, 1997                                     Filed herewith as Exhibit 10.1b
10.2               Asset Purchase Agreement by and between American Tower
                       and B & E Associates, Inc., dated as of May 27, 1997         Filed herewith as Exhibit 10.2
10.3               Asset Purchase Agreement by and between American Tower
                       and Towers L.L.C., dated as of May 13, 1997                  Filed herewith as Exhibit 10.3
10.4a              Asset Purchase Agreement by and between American Tower
                       and Diablo Communications, Inc. ("Diablo"),
                       dated as of July 8, 1997                                     Filed herewith as Exhibit 10.4a
10.4b              Securities Purchase Agreement by and between American
                       Tower and Diablo, dated as of March 20, 1997
                       relating to Notes due 2000 of Diablo                         Filed herewith as Exhibit 10.4b
10.4c              Asset Purchase Agreement by and between American Tower
                       and Diablo Communications of Southern California, Inc.
                       ("DCSC"), dated as of July 8, 1997                           Filed herewith as Exhibit 10.4c
10.4d              Securities Purchase Agreement by and between American
                       Tower and DCSC, dated as of March 20, 1997
                       relating to Notes due 2000 of DCSC                           Filed herewith as Exhibit 10.4d
10.4e              Amendment dated August 7, 1997, to Securities Purchase
                      Agreement by and between American Tower, Diablo
                      and DCSC, dated July 8, 1997                                  Filed herewith as Exhibit 10.4e
10.5               Asset Purchase Agreement dated as May 27, 1997 between
                       the Company, Precision Media Corporation, a Delaware
                       corporation ("Precision Media")                              Filed herewith as Exhibit 10.5
10.6               Time Brokerage Agreement, dated as July 1, 1997 by and
                       between the Company and Precision Media                      Filed herewith as Exhibit 10.6
10.7               Asset Purchase Agreement, dated as June 6, 1997, by and
                       between the Company and Michael A. McMurray and
                       Marilyn A. McMurray, d/b/a McMurray Communications,
                       an Ohio general partnership                                  Filed herewith as Exhibit 10.7
10.8               Time Brokerage Agreement, dated as June 1, 1997 by and
                       between the Company and Jupiter Radio Partners               Filed herewith as Exhibit 10.8
10.9               Asset Purchase Agreement, dated May 14, 1997 by and
                       between the Company and Greater Boston Radio, Inc.           Filed herewith as Exhibit 10.9
10.10              Time Brokerage Agreement, dated as May 14, 1997 between
                       Greater Boston Radio, Inc. and the Company                   Filed herewith as Exhibit 10.10
10.11              Asset Purchase Agreement, dated as May __, 1997 by and
                       between Paxson Communications of West Palm Beach, Inc.
                       and the Company                                              Filed herewith as Exhibit 10.11
10.12              Asset Exchange Agreement, dated June 19, 1997, by and
                       among the Company, American Radio Systems License
                       Corp ("License Corp.") Citicasters Co., Regent
                       Broadcasting of Kansas City, Inc., and Regent Licensee of
                       Kansas City, Inc.                                            Filed herewith as Exhibit 10.12
10.13              Asset Exchange Agreement, dated July 18, 1997 by and
                       among the Company, License Corp., Entertainment
                       Communications, Inc. and ECI License Company, L.P.           Filed herewith as Exhibit 10.13
10.14              Asset Purchase Agreement by and among the Company,
                      License Corp. and Entertainment Communications, Inc.          Filed herewith as Exhibit 10.14







 Exhibit
   No.                              Description of Document


10.15              Asset  Purchase  Agreement,  dated as July 8, 1997 by and
                       between American Tower and Suburban Cable TV Co. Inc.        Filed herewith as Exhibit 10.15
10.16              Asset Purchase Agreement, dated as May 21, 1997, by and
                       between American Tower and DB Consultants, Inc.              Filed herewith as Exhibit 10.16
10.17              Asset Purchase Agreement, dated as May 7, 1997, by and
                       between the Company, American Radio Systems License
                       Corp., KKSJ, Inc. and KKSJ License, Inc.                     * (10.18)
10.18              Asset Exchange Agreement, dated April 17, 1997 by and
                       among the Company, American Radio Systems License
                       Corp., Latin Communications, Group, Inc., EXCL
                       Communications, Inc., Radio Exito, Inc. and Portland
                       Radio, Inc.                                                  * (10.20)
10.19              Asset Purchase Agreement, dated May 6, 1997 between the
                       and Stellar Communications, Inc.                             * (10.22)
11                 Statement Re Computation of Per Share Earnings                   Filed herewith as Exhibit 11
12                 Statement Re Computation of Ratio of Earnings to Combined
                       Fixed Charges and Preferred Stock Dividends                  Filed herewith as Exhibit 12
27                 Financial Data Schedule                                          Filed herewith as Exhibit 27
99.1               Press Release, dated July 21, 1997                               Filed herewith as Exhibit 99.1



(b)      Reports on Form 8-K

   1.    Form 8-K/A (Item 7) on April 17, 1997.
   2.    Form 8-K (Items 2, 5 and 7) on April 18, 1997.
   3.    Form 8-K (Items 5 and 7) on May 30, 1997.
   4.    Form 8-K/A (Items 5 and 7) on June 12, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   AMERICAN RADIO SYSTEMS CORPORATION


Date: August 14, 1997              BY: /s/ Joseph L. Winn
                                        Joseph L. Winn
                                        Treasurer & Chief Financial Officer
                                        (Duly Authorized Officer)




Date: August 14, 1997              BY: /s/ Justin D. Benincasa
                                        Justin D. Benincasa
                                        Vice President & Corporate Controller
                                        (Duly Authorized Officer)