Form 10-Q
period 1997-09-30
AMERICAN RADIO SYSTEMS CORP /MA/
filed 1997-11-14
CIK 943581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One):
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1997

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

         Yes  X                                   No __

Class of Common Stock                        Outstanding at October 31, 1997
------------------------------               --------------------------------
Class A Common Stock                             24,656,955  shares
Class B Common Stock                              3,534,280  shares
Class C Common Stock                              1,295,518  shares
Total                                            29,486,753  shares

                       AMERICAN RADIO SYSTEMS CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION



Item 1.  Unaudited Condensed Consolidated Financial Statements          Page No.

Condensed Consolidated Balance Sheets
December 31, 1996 and September 30, 1997.................................... 1

Condensed Consolidated Statements of Operations
Three and nine months ended September 30, 1996 and 1997....................  3

Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 1996 and 1997..............................  4

Notes to Condensed Consolidated Financial Statements.......................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................... 21


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 27

Item 4.  Submission of Matters to a Vote of Security Holders............... 27

Item 5.  Other Information................................................. 27

Item 6.  Exhibits and Reports on Form 8-K.................................. 28

         Signatures........................................................ 30

PART I.  FINANCIAL INFORMATION

ITEM 1.   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                            AMERICAN RADIO SYSTEMS CORPORATION

                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (In thousands, except share data)

                                                                        December 31, 1996     September 30, 1997
                                                                        -----------------     ------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                            $   10,447              $   13,822

     Accounts receivable (less allowance for doubtful
       accounts of $4,560 and $8,433 in 1996 and 1997,
       respectively)                                                          51,897                  84,159
     Employee and other related-party receivables                                249                     279
     Prepaid expenses and other assets                                         3,354                   5,991
     Deferred income taxes                                                     3,370                   3,370
                                                                          ----------              ----------
               Total current assets                                           69,317                 107,621
                                                                          ----------              ----------
PROPERTY AND EQUIPMENT--Net                                                   90,247                 180,657
                                                                          ----------              ----------
OTHER ASSETS:
   Restricted cash                                                                                    34,441
     Station investment note receivable--related party
       (less valuation allowance of $500 in 1996)                                743
     Investment notes receivable                                              69,177                  25,756
     Intangible assets--net:
         Goodwill                                                            232,908                 415,072
         FCC licenses                                                        233,558               1,138,407
         Other intangible assets                                              26,794                  39,293
     Deposits and other long-term assets                                      26,064                  14,536
     Deferred income taxes                                                                             7,142
     Net assets held under exchange agreement                                 47,495
                                                                          ----------              ----------
               Total other assets                                            636,739               1,674,647
                                                                          ----------              ----------
TOTAL                                                                     $  796,303              $1,962,925
                                                                          ==========              ==========




       See notes to unaudited condensed consolidated financial statements.

                                            AMERICAN RADIO SYSTEMS CORPORATION

                                      UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (In thousands, except share data)

                                                                                 December 31, 1996    September 30, 1997
                                                                                 -----------------    ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current maturities of long-term debt                                         $            561    $             576
     Accounts payable                                                                        7,085                7,493
     Accrued compensation                                                                    3,027                3,254
     Accrued expenses                                                                       16,355               26,548
     Accrued interest                                                                        7,303               10,447
                                                                                  -----------------   ------------------
          Total current liabilities                                                         34,331               48,318
                                                                                  -----------------   ------------------
DEFERRED INCOME TAXES                                                                       33,205              203,835
                                                                                  -----------------   ------------------
OTHER LONG-TERM LIABILITIES                                                                  2,149               11,072
                                                                                  -----------------   ------------------
LONG-TERM DEBT                                                                             330,111              808,439
                                                                                  -----------------   ------------------
MINORITY INTEREST IN SUBSIDIARIES                                                              344                  774
                                                                                  -----------------   ------------------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK
     Cumulative Exchangeable Preferred Stock, $0.01 par value; 10,000,000 shares authorized; 2,105,602 shares issued and
        outstanding; liquidation preference $100 per share                                                      215,550
                                                                                  -----------------   ------------------
STOCKHOLDERS' EQUITY
     Preferred Stock; $0.01 par value; 10,000,000 shares authorized; Convertible
       Exchangeable  Preferred  Stock;  137,500  shares  issued and  outstanding
       (represented by 2,750,000 depositary shares);
        liquidation preference $1,000 per share                                                  1                    1
     Class A Common Stock; $.01 par value; 100,000,000 shares authorized;
        15,101,022 and 24,364,417 shares issued and outstanding, respectively                  151                  244
     Class B Common Stock; $.01 par value; 15,000,000 shares authorized;
        4,658,096 and 3,826,818 shares issued and outstanding, respectively                     47                   38
     Class C Common Stock; $.01 par value; 6,000,000 shares authorized;
        1,295,518 shares issued and outstanding                                                 13                   13
     Additional paid-in capital                                                            390,731              675,325
     Unearned compensation                                                                    (297)                (226)
     Retained earnings                                                                       5,955                    0
                                                                                  -----------------   ------------------
          Total                                                                            396,601              675,395
                                                                                  -----------------   ------------------
     Less:
          Treasury stock, at cost, 18,449 and 19,019 shares at
                     December 31, 1996 and September 30, 1997                                 (438)                (458)
                                                                                  -----------------   ------------------
          Total stockholders' equity                                                       396,163              674,937
                                                                                  -----------------   ------------------
TOTAL                                                                             $        796,303    $       1,962,925
                                                                                  =================   ==================





       See notes to unaudited condensed consolidated financial statements.

                                            AMERICAN RADIO SYSTEMS CORPORATION

                                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (In thousands, except per share data)


                                                                   Three Months Ended                 Nine Months Ended
                                                                      September 30,                    September 30,
                                                                      -------------                    -------------

                                                                   1996             1997             1996             1997
                                                                 --------         --------         --------         --------

NET REVENUES                                                 $         52,490    $   106,167     $   113,582      $  260,512
                                                             -----------------   ------------    ------------     -----------
OPERATING EXPENSES:
     Operating expenses excluding depreciation and
        amortization, net local marketing agreement and
        corporate general and administrative expenses                  35,397         67,287          78,171         172,018
     Net local marketing agreement expenses                             2,289            574           4,878           1,914
     Depreciation and amortization                                      6,127         19,410          10,966          42,974
     Merger expenses                                                                     300                             300
     Corporate general and administrative expenses                      1,274          2,667           3,614           6,601
                                                             -----------------   ------------    ------------     -----------
          Total expenses                                               45,087         90,238          97,629         223,807
                                                             -----------------   ------------    ------------     -----------
OPERATING INCOME                                                        7,403         15,929          15,953          36,705
                                                             -----------------   ------------    ------------     -----------
OTHER INCOME (EXPENSE):
     Interest expense                                                  (6,254)       (16,838)        (15,217)        (40,074)
     Interest income                                                    1,102            367           4,742           1,512
     Gains (losses) on sale of assets and other, net                      208           (183)            172             455
                                                             -----------------   ------------    ------------     -----------
          Total other income (expense)                                 (4,944)       (16,654)        (10,303)        (38,107)
                                                             -----------------   ------------    ------------     -----------
INCOME (LOSS) FROM OPERATIONS BEFORE
   INCOME TAXES AND EXTRAORDINARY ITEM                                  2,459           (725)          5,650          (1,402)
INCOME TAX BENEFIT (PROVISION)                                         (1,525)           401          (2,961)            774
                                                             -----------------   ------------    ------------     -----------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                                   934           (324)          2,689            (628)
EXTRAORDINARY LOSS ON EXTINGUISHMENT
   OF DEBT, NET OF INCOME TAX BENEFIT OF
   $1,013 IN 1997                                                                                                     (1,639)
                                                             -----------------   ------------    ------------     -----------
NET INCOME (LOSS)                                                         934           (324)          2,689          (2,267)
PREFERRED STOCK DIVIDENDS                                              (2,433)        (8,479)         (2,567)        (22,770)
                                                             -----------------   ------------    ------------     -----------
NET INCOME (LOSS) APPLICABLE TO COMMON
   STOCKHOLDERS                                              $         (1,499)   $    (8,803)    $       122      $  (25,037)
                                                             =================   ============    ============     ===========

PER COMMON SHARE AMOUNTS:
   Income (loss) before extraordinary loss                   $           (.07)   $      (.30)    $       .01      $     (.88)
   Extraordinary (loss)                                                                                                 (.06)
                                                             -----------------   ------------    ------------     -----------
   Net  income (loss)                                        $           (.07)   $      (.30)    $       .01      $     (.94)
                                                             -----------------   ------------    ------------     -----------
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                                    22,015         29,484          20,031          26,549
                                                             =================   ============    ============     ===========




       See notes to unaudited condensed consolidated financial statements.

                                            AMERICAN RADIO SYSTEMS CORPORATION

                                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In thousands)



                                                                         Nine Months Ended September 30,
                                                                       ---------------------------------
                                                                           1996                   1997
                                                                       ----------             ----------

CASH FLOWS USED FROM OPERATING ACTIVITIES:                              $  18,477              $  29,594
                                                                        ---------              ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

Payments for purchase of property, equipment and intangible
   assets                                                                  (9,962)               (31,549)
   Proceeds from radio station sales                                       18,000                 51,705
   Payments for radio station acquisitions                               (286,171)              (499,247)
   Payments for tower related acquisitions                                 (8,803)               (62,804)
   Issuance of station investment notes receivable                        (56,522)                  (670)
   Repayment of station investment note receivable                                                 1,243
   Deposits and other long-term assets                                    (39,281)                12,076
                                                                        ---------              ---------
       Cash used for investing activities                                (382,739)              (529,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under credit agreements and other                           110,590                581,000
   Repayments under credit agreements                                    (151,500)              (257,000)
   Borrowings under other obligations                                                                750
   Repayments of other obligations                                           (683)                  (998)
   Net proceeds from equity offerings and options                         248,198                    363
   Net proceeds from exchangeable preferred stock offering                                       192,089
   Net proceeds from debt offering - net of discount                      168,321
   Additions to deferred financing costs                                                          (5,642)
   Distributions to minority shareholder                                                            (314)
   Dividends paid                                                                                 (7,221)
                                                                        ---------              ---------
       Cash provided by financing activities                              374,926                503,027
                                                                        ---------              ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                      10,664                  3,375

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              3,890                 10,447
                                                                        ---------              ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  14,554              $  13,822
                                                                        =========              =========




       See notes to unaudited condensed consolidated financial statements.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation - The financial statements included herein have been prepared by American Radio Systems Corporation (American, ARS or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1996 and the notes thereto included in the Company's Annual Report on Form 10-K (Form 10-K).

     Restricted Cash - Restricted cash represents cash held in escrow pursuant to Internal Revenue Code certain like-kind exchange agreements which require the net proceeds from the sale of certain stations to be utilized for pending acquisitions. Such agreements may be terminated at the Company's option, in which event such cash held in escrow is required to be utilized to reduce borrowings under the Company's credit agreement.

     Reclassifications - Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

2. Pending Sale of Radio Operations and Tower Distribution: In September 1997, ARS entered into a merger agreement with Westinghouse Electric Corporation (Westinghouse), pursuant to which a subsidiary of Westinghouse will merge with and into ARS, each holder of ARS common stock at the effective time of the merger will receive $44.00 per share in cash, and ARS will become a subsidiary of Westinghouse (the Merger). As a condition to the Merger, ARS will distribute all of its outstanding shares of the Tower Subsidiary's (ATS, Tower or Tower Subsidiary) common stock owned by ARS to the holders of record of ARS common stock at or about the time of the Merger (the Tower Distribution). As a result of the Tower Distribution, ATS will cease to be a subsidiary of, or otherwise be affiliated with, ARS and will thereafter operate as an independent publicly held company. ARS and ATS will enter into certain agreements pursuant to the Merger agreement providing for, among other things, the orderly separation of ARS and ATS, certain closing date adjustments based on ARS' debt levels and working capital (current assets less defined liabilities), the transfer of lease obligations to ATS of leased space on certain towers owned or leased by ARS to ATS, and the allocation of certain tax liabilities between ARS and ATS. The Tower Distribution will result in a taxable gain to ARS, of which approximately $20.0 million will be borne by Westinghouse, and the remaining obligation currently estimated at approximately $30.0 to $40.0 million will be required to be borne by ATS pursuant to provisions to the Merger agreement.

     The Merger has been approved by the stockholders of ARS who hold sufficient voting securities to approve such action. Consummation of the Merger is subject to, among other things, the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act) and the approval by the Federal Communications Commission (FCC) of the transfer of control of ARS' FCC licenses with respect to its radio stations to Westinghouse. Subject to the satisfaction of such conditions, the Merger is expected to be consummated in the second quarter of 1998.

     Certain expenses incurred as a result of the Merger have been provided for in the current period and consist primarily of professional fees. Additional professional fees, regulatory related costs, investment banking fees and other costs will be expensed as incurred.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3. Per Share Data - Earnings (loss) per common share is based on the number of common shares outstanding during the period as adjusted for dilutive stock options. Fully diluted earnings (loss) per share amounts are not reported separately as the effects are not dilutive.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (FAS 128) which will be effective during the fourth quarter of 1997. Had FAS 128 been effective for the three and nine month periods ended September 30, 1997 and 1996, reported earnings (loss) per share on a pro forma basis would have been the same as the per share amounts presented herein.

4. Income Taxes - The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year for each tax reporting corporate entity. Cumulative adjustments to the tax benefit (provision) are recorded in the interim period in which a change in the estimated annual effective rate is determined.

5. Property and Equipment and Intangible Assets - Property and equipment and intangible assets included approximately $108.7 million and $130.1 million of assets related to radio stations held for sale or under exchange agreements (excluding the Merger agreement) as of December 31, 1996 and September 30, 1997, respectively. The following summary presents the results of operations (excluding depreciation and amortization, net local marketing agreement and corporate general and administrative expenses) relating to these stations that are included in the accompanying unaudited condensed consolidated financial statements for each respective period.

     In thousands:
                                Three Months Ended           Nine Months Ended
                                ------------------           -----------------
                                  September 30,                September 30,
                                  -------------                -------------
                                  1996      1997               1996      1997
                                -------   -------            -------   -------
       Net operating revenues   $ 6,841   $ 7,924            $14,158   $24,145
       Net operating expenses     4,686     5,585              9,112    17,460


6. Offerings - In January 1997, the Company consummated a private offering of 2,000,000 shares of its 11 3/8% Cumulative Exchangeable Preferred Stock (Exchangeable Preferred Stock) to a group of qualified institutional investors. The Company utilized the net proceeds, which approximated $192.1 million, to repay amounts outstanding under the 1997 Credit Agreement and fund acquisitions. The Exchangeable Preferred Stock possesses mandatory redemption features and is classified as such in the Company's condensed consolidated financial statements. Redemption terms and conditions of the Exchangeable Preferred Stock are described in the Form 10-K.

     In April 1997, the Company filed a registration statement on Form S-4 (No. 333-26085) and such registration statement, as amended, was declared effective on May 13, 1997. Following effectiveness, the Company completed an offer to exchange the shares of Series A Exchangeable Preferred Stock for new Series B Exchangeable Preferred Stock. The offer expired in June 1997, and all Series A Exchangeable Preferred Stock was exchanged for Series B Exchangeable Preferred Stock. The redemption terms and conditions of the Series A and the Series B Exchangeable Preferred Stock are essentially the same.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


7.   Credit  Agreements  - In January  1997,  the Company  entered  into two new credit agreements with a syndicate of banks (the 1997 Credit Agreement), which replaced the previously existing credit agreement. All amounts outstanding under the previous agreement were repaid with proceeds from the 1997 Credit Agreement. The 1997 Credit Agreement consists of two separate lending agreements, providing for facilities consisting of a $550.0 million reducing revolver credit facility which is available through December 31, 2004, a $200.0 million revolving credit facility converting to a term loan facility maturing December 31, 2004, and a $150.0 million term loan facility, maturing December 31, 2004, that was available only to repurchase, if required, certain note obligations of EZ Communications, Inc. (EZ) that were assumed by the Company in connection with the EZ Merger discussed in the Form 10-K and in Note 8. The $150.0 million term loan facility was canceled in May 1997, as the Company was not required to repurchase any of the EZ note obligations. Additional terms and conditions of the 1997 Credit Agreement are described in the Form 10-K.

     Following the closing of the 1997 Credit Agreement and repayment of amounts outstanding under the previous agreement, the Company recognized an extraordinary loss of approximately $1.6 million, net of a tax benefit of $1.0 million, representing the write-off of deferred financing fees associated with the previous agreement.

     In October 1997, the Tower Subsidiary entered into a new credit agreement with a syndicate of banks (the 1997 ATS Credit Agreement), which replaced the previously existing credit agreement. All amounts outstanding under the previous agreement were repaid with proceeds from the 1997 ATS Credit Agreement. The 1997 ATS Credit Agreement provides the Tower Subsidiary with a $250.0 million loan commitment based on ATS maintaining certain operational ratios, and an additional $150.0 million loan at the discretion of ATS, which is available through June 2005. Following the closing of the 1997 ATS Credit Agreement and repayment of amounts outstanding under the previous agreement, ATS incurred an extraordinary loss in the fourth quarter of approximately $1.1 million which will be recorded net of the applicable income tax benefit, representing the write-off of deferred financing fees associated with the previous agreement.

8.   Acquisitions and Dispositions

     General: The following acquisitions have all been accounted for by the purchase method of accounting, and, accordingly, the operating results of the acquired entities, to the extent that a local marketing agreement (LMA) did not exist, have been included in consolidated operating results since the date of acquisition. The purchase price has been allocated to the assets acquired, principally intangible assets, and the liabilities assumed based on their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. The financial statements reflect the preliminary allocation of certain purchase prices as the appraisals for certain acquisitions have not yet been finalized. The Company does not expect the final appraisals will have a material effect on the financial position, results of operations or liquidity of the Company.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

8.   Acquisitions and Dispositions - (Continued)

     During the first nine months of 1997, the Company consummated the following station and tower related transactions. See the Form 10-K for additional information on these transactions and transactions during the nine months of 1996.

     1997 Acquisitions and Dispositions:

     EZ Merger: On April 4, 1997, the Company consummated the merger of EZ into the Company (the EZ Merger). Pursuant to the EZ Merger, the Company acquired eighteen FM and six AM stations in eight markets: Seattle, St. Louis, Pittsburgh, Sacramento, Charlotte, Kansas City, New Orleans and Philadelphia, assumed approximately $222.4 million of long-term debt (of which approximately $72.7 was paid at closing), paid approximately $108.9 million in cash and issued approximately 8,344,000 shares of Class A Common Stock to the EZ stockholders valued at approximately $310.8 million (excluding approximately 362,000 shares of common stock reserved for options held by former employees of EZ valued at approximately $12.5 million). The aggregate purchase price was approximately $830.0 million, including goodwill, approximately $7.0 million in transaction costs, and assumed liabilities (including deferred income taxes) of approximately $428.0 million. The EZ Merger has been accounted for using an effective closing date of April 1, 1997, as the difference between actual and effective closing date on the results of operations, liquidity and financial position was not material.

     As part of the EZ Merger, the Company assumed EZ's obligations with respect to $150.0 million principal amount of the EZ 9.75% Senior Subordinated Notes (the 9.75% Notes) and repaid all borrowings under the EZ credit facility with borrowings from the 1997 Credit Agreement. As a consequence of the EZ Merger, the Company was required to offer to purchase the 9.75% Notes at 101% of their principal amount. Such offer commenced in April 1997 and expired in May 1997, with no such notes being tendered for purchase. The 9.75% Notes have semi-annual interest payments due on June 1 and December 1, have certain redemption terms at the option of the Company and are due in 2005. The 9.75% Notes are general unsecured obligations of the Company and are guaranteed by the restricted subsidiaries as described in
     Note 11.

     Austin: In March 1997, the Company acquired KAMX-FM, KKMJ-FM, and KJCE-AM, for approximately $28.7 million.

     Baltimore: In February 1997, the Company acquired WWMX-FM and WOCT-FM for approximately $90.0 million.

     Boston/Worcester: In January 1997, the Company acquired WAAF-FM and WWTM-AM
     for  approximately  $24.8  million.   The  Company  began  programming  and
     marketing the station pursuant to an LMA agreement in August 1996.

     In July 1997, the Company acquired WNFT-AM for approximately $4.5 million. The Company began programming and marketing the station pursuant to an LMA agreement in June 1997.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

8.   Acquisitions and Dispositions - (Continued)

     Charlotte and Pittsburgh: In May 1997, the Company, as successor to EZ, consummated an asset exchange agreement pursuant to which the Company exchanged WIOQ-FM and WUSL-FM in Philadelphia for WRFX-FM, WPEG-FM, WBAV-FM, WGIV-AM (formerly WBAV-AM) and WFNZ-AM serving Charlotte, and also consummated an asset purchase agreement to acquire WNKS-FM serving Charlotte for approximately $10.0 million. In February 1997, EZ and the seller entered into a consent decree with the U.S. Justice Department (the Charlotte Consent Decree). Pursuant to the Charlotte Consent Decree, and in compliance with the FCC's multiple ownership rules, EZ agreed to dispose of WRFX-FM, which was transferred to an independent and insulated trustee upon consummation of the exchange. In August 1997, the Company consummated an asset exchange agreement pursuant to which it exchanged WRFX-FM for WDSY-FM, serving Pittsburgh, and $20.0 million.

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

     Dayton: In February 1997, the Company acquired WXEG-FM for approximately $3.6 million and acquired WLQT-FM and WBBT-FM (formerly WDOL-FM) for approximately $12.0 million. (See Note 9).

     Detroit, Philadelphia, Sacramento: In February 1997, the Company exchanged WFLN-FM in Philadelphia for KSFM-FM and KMJI-AM serving Sacramento and sold WQRS-FM in Detroit for approximately $20.0 million. The net assets were classified as net assets under exchange agreement as of December 31, 1996. See Sacramento below.

     Fresno: In April 1997, the Company acquired KOQO-AM and KOQO-FM for approximately $6.0 million.

     Omaha: In May 1997, the Company sold the assets of KGOR-FM, KFAB-AM and Business Music Service Inc. for approximately $38.0 million. Proceeds of the sale were initially held as restricted cash.

     Portsmouth: In September 1997, the Company acquired WQSO-FM (formerly WSRI-FM), WZNN-AM, WMYF-AM and WEZR-FM for approximately $6.0 million. The Company began programming and marketing the stations pursuant to an LMA agreement in July 1997.

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

8.   Acquisitions and Dispositions - (Continued)

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

     In April 1997, the Company sold KMJI-AM for approximately $1.5 million.

     Sacramento and West Palm Beach: In March 1997, the Company consummated an agreement to exchange KSTE-AM in Sacramento and $33.0 million in cash for WEAT-FM, WEAT-AM and WOLL-FM serving West Palm Beach. (See Note 9).

     St. Louis: In July 1997, the Company sold the assets of KTRS-AM (formerly KSD-AM) for approximately $10.0 million.

     San Jose: In February 1997, the Company acquired KBAY-FM and KKSJ-AM for approximately $31.0 million. (See Note 9).

     In September 1997, the Company sold the assets of KKSJ-AM for approximately $3.2 million. The acquirer began programming and marketing the stations pursuant to an LMA agreement in June 1997.

     Seattle and New Orleans: In April 1997, the Company exchanged WEZB-FM, WRNO-FM and WBYU-AM, serving New Orleans, and $7.5 million for KBKS-FM (formerly KCIN-FM) and KRPM-AM serving Seattle.

     In June 1997, the Company sold the assets of KMPS-AM for approximately $1.8 million.

     Tower Subsidiary: In September 1997, the Tower Subsidiary acquired nine tower sites in Massachusetts and Rhode Island for approximately $7.2 million and land in Oklahama for approximately $0.6 million.

     In  August  1997,  the  Tower  Subsidiary   acquired  six  tower  sites  in
     Connecticut and Rhode Island for approximately $1.5 million.

     In July 1997, the Tower Subsidiary acquired the following:

          (i) the assets of three affiliated entities which owned and operated towers and a tower site management business in southern California for an aggregate purchase price of approximately $33.5 million;
          (ii) the assets of one tower site in Washington, D.C. for approximately $0.9 million;
          (iii) the assets of six tower sites in Pennsylvania for approximately $0.3 million and
          (iv) the rights to build five tower sites in Maryland for approximately $0.5 million.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

8.   Acquisitions and Dispositions - (Continued)

     In May 1997, Tower Subsidiary acquired 21 tower sites and a tower site management business in Georgia, North Carolina and South Carolina for approximately $5.4 million. The agreement also provides for additional payments by the Tower Subsidiary if the seller is able to arrange for the purchase or management of tower sites presently owned by an unaffiliated public utility in South Carolina, which payments could aggregate up to approximately $1.2 million.

     In May 1997, the Tower Subsidiary acquired the assets of two affiliated companies engaged in the business of acquiring and developing tower sites in various locations in the United States for approximately $13.0 million.

     In May 1997, the Tower Subsidiary and an unaffiliated party formed a limited liability corporation to own and operate communication towers which will be constructed on over 50 tower sites in northern California. The Tower Subsidiary paid approximately $0.8 million to the unaffiliated party and currently owns a 70% interest in the entity, with the remaining 30% owned by such party. The Tower Subsidiary is obligated to provide additional financing for the construction of these and any additional towers it may approve; the obligation for such 50 tower sites is estimated to be approximately $5.0 million. The accounts of the limited liability corporation are included in the consolidated financial statements with the other party's investment reflected as minority interest in subsidiary.

     In  May  1997,  the  Tower   subsidiary   acquired  three  tower  sites  in
     Massachusetts for approximately $0.26 million.

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

     In thousands, except per share data:

                                    Nine Months Ended       Nine Months Ended
                                    ------------------      ------------------
                                    September 30, 1996      September 30, 1997
                                    ------------------      ------------------
Net revenues                            $199,476                $297,606
Loss before extraordinary loss           (14,376)                 (7,558)
Net loss                                 (14,376)                 (9,197)
Net loss applicable to common
  stockholders                           (16,943)                (31,967)
Net loss per common share               $  (0.84)               $  (1.09)

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

9. Pending Transactions - The Company has numerous pending transactions which were described in the Form 10-K or have been entered into subsequent thereto. The following transactions are currently pending:

     Dayton and Kansas City: In June 1997, the Company entered into an asset exchange agreement pursuant to which it will acquire WDAF-AM, KYYS-FM, KMXV-FM and KUDL-FM serving Kansas City in exchange for WXEG-FM, WBTT-FM, WLQT-FM, WMMX-FM, WTUE-FM and WONE-AM serving Dayton. Subject to the receipt of FCC approval (the HSR Act waiting period was terminated early), the transaction is expected to be consummated in the fourth quarter of 1997 or the first quarter of 1998. The Company began programming and marketing KYYS-FM and KMXV-FM pursuant to an LMA agreement in June 1997.

     Kansas City, Sacramento and St. Louis: In July 1997, the Company entered into an agreement to acquire KLOU-FM in St. Louis in exchange for KUDL-FM and WDAF-AM in Kansas City and approximately $7.0 million. The Company also entered into a related agreement with the same party, pursuant to which the Company will sell KCTC-AM serving Sacramento for approximately $4.0 million. Subject to the receipt of FCC approval, (the HSR Act waiting period has expired), the transactions are expected to be consummated in the fourth quarter.

     Palm Springs: In September 1997, the Company entered into an agreement to acquire KEZN-FM for approximately $5.1 million. The Company began programming and marketing the stations pursuant to an LMA agreement in October 1997. Subject to the receipt of FCC approval, the transaction is expected to be consummated in the fourth quarter.

     Portland, Sacramento, San Francisco and San Jose: In April 1997, the Company entered into an asset exchange agreement pursuant to which it will acquire KINK-FM, serving Portland, Oregon, KBRG-FM, serving Fremont/San Francisco, California, $2.0 million in cash, and 150,000 shares of common stock of Latin Communications, Inc., in exchange for KBAY-FM, serving San Jose, and KSSJ-FM, serving Sacramento. The agreement also provides for the exchange of KINK-FM for KBAY-FM in the event regulatory approval for the exchange of KBRG-FM and KSSJ-FM cannot be obtained. Subject to certain conditions, including the receipt of FCC approval and satisfactory resolution of the matters in the subsequent paragraph, and, in the case of the exchange of KSSJ-FM for KBRG-FM, Justice Department approval of the acquisition pursuant to a consent decree, the transaction is expected to be consummated in the fourth quarter.

     In June 1997, the Company and the seller received requests for additional information about the acquisition from the Antitrust Division of the U.S. Department of Justice. Under the HSR Act and the regulations thereunder, the acquisition may not be consummated until 20 days after the Company and the seller have substantially complied with such additional information requests. Although the Company believes the acquisition and divestiture complied with the antitrust laws, the Department of Justice or others could take action under the antitrust laws to enjoin or otherwise challenge such acquisition/divestiture. (See Note 10).

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

     St. Louis: In September 1997, the Company entered into an agreement to sell the assets of KFNS-AM serving the St. Louis, Missouri market for approximately $3.8 million. Subject to the receipt of FCC approval, the transaction is expected to be consummated in the first quarter of 1998.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

9.   Pending Transactions -  (Continued)

     San Jose and Monteray: In March 1997, the Company entered into a merger agreement pursuant to which the Company will acquire the assets of KEZR-FM and KLUE-FM serving Monteray, California in exchange for approximately 723,000 shares of Class A Common Stock valued at approximately $20.0 million and $4.0 million in cash. In June 1997, the Company and the seller each received a Civil Investigative Demand from the Antitrust Division of the Department of Justice requesting certain documentary materials regarding the merger and the purchase, sale, or trade or other transfer of radio stations in San Jose, California. Subject to the receipt of FCC approval and resolution of the matters raised by the Antitrust Division described above, the acquisition is expected to be consummated in the fourth quarter. (See Note 10).

     Temple: In May 1997, the Company entered into an agreement to acquire radio station KKIK-FM, licensed to Temple, Texas (in the Austin area) for approximately $3.7 million. Subject to the approval of the FCC, the transaction is expected to be consummated in the fourth quarter.

     West Palm Beach: In July 1997, the Company entered into an agreement to acquire WTPX-FM for approximately $11.0 million. The Company began programming and marketing the stations pursuant to an LMA in June 1997. In October 1997, the Company entered into an agreement to terminate these agreements.

10.  Subsequent   Events  -  Subsequent  to  September  30,  1997,  the  Company
     consummated the following transactions:

     Hartford: In November 1997, the Company acquired the New England Weather Service, based in Hartford, Connecticut pursuant to the exercise of an option which the Company acquired in connection with its acquisition of WTIC-AM and WTIC-FM in May 1996. The transaction was financed by a $1.0 million escrow deposit which was paid at the time the stations were acquired.

     Lebanon: In October 1997, the Company acquired WMMA-FM serving the Lebanon, Ohio market for approximately $3.0 million.

     San Jose: In October 1997, the Company entered into an agreement to sell KSJO-FM for approximately $30.0 million. Subject to the receipt of FCC approval, and the expiration or earlier termination of the HSR Act waiting period, the transaction is expected to be consummated in the first quarter of 1998.

     West Palm Beach: In October 1997, the Company sold the assets of WKGR-FM, WOLL-FM, and WBZT-AM for approximately $29.0 million in cash and a tower site which was transferred to the Tower Subsidiary.

     In October 1997, the Company entered into an agreement to sell WEAT-AM serving West Palm Beach, Florida for approximately $1.5 million. Subject to the receipt of FCC approval, the transaction is expected to be consummated in the first quarter of 1998.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.  Subsequent Events - (Continued)

     Tower Subsidiary: In October 1997, the Tower Subsidiary entered into an agreement to merge with a company operating in Florida (the OPM transaction) for a maximum purchase price of approximately $105.0 million. By December 31, 1996 such company is expected to own approximately ninety towers. The final purchase price is contingent upon the seller's ability to build and construct tower sites and produce certain cashflows from those towers. The Tower Subsidiary has also agreed to provide financing, on identified sites that are in various stages of receiving site permits, to enable the seller to construct an additional 190 towers, the aggregate amount of such financing required to be provided cannot exceed $37.0 million.

     In October 1997, the Tower Subsidiary  entered into an agreement to acquire
     a   communications   site  with  twelve  towers  in  Tucson,   Arizona  for
     approximately $12.0 million.

     Consummation of these transactions is conditioned on various matters, including, in the case of the OPM transaction, the expiration or earlier termination of the HSR Act waiting period. Subject to the satisfaction of such conditions, the acquisitions are expected to be consummated in the first quarter of 1998.

     In October 1997, the Tower Subsidiary acquired two affiliated entities operating tower sites and a tower site management business located principally in northern California for approximately $46.5 million, including assumed liabilities. In connection therewith, the Tower Subsidiary had also agreed to loan approximately $.65 million to the sellers on an unsecured basis, of which approximately $0.25 million had been advanced through September 30, 1997 and was repaid at the closing.

     In October 1997, the Tower Subsidiary acquired tower sites and certain video, voice and data transport operations for approximately $70.25 million. The acquired business owned or leased approximately 125 towers, principally in the Mid-Atlantic region, with the remainder in California and Texas.

     The Company is also pursuing the acquisitions of radio and tower properties and tower businesses in new and existing locations, although there are no definitive purchase agreements with respect thereto.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

11.  Subsidiary Guarantees:

     The Company's payment obligations under the 9.00% Senior Subordinated Notes (9.00% Notes) and the 9.75% Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the Subsidiary Guarantees), on a senior basis (in the case of the 9.75% Notes) and a senior subordinated basis (in the case of the 9.00% Notes) by all of its present and any future Restricted Subsidiaries (collectively Restricted Guarantors). The Restricted Subsidiaries have also unconditionally guaranteed, and any future Restricted Subsidiaries will be required to guarantee, on a joint and several basis (collectively, the Senior Subsidiary Guarantees), all obligations of the Company under the 1997 Credit Agreement. The Tower Subsidiary has not guaranteed obligations under the Credit Agreements or either series of the Senior Subordinated Notes.

     The 9.00% Notes and the Subsidiary Guarantees are subordinated to all Senior Debt (as defined) of the Company including indebtedness under the 1997 Credit Agreement and the Senior Subsidiary Guarantees. The indenture governing each series of the Senior Subordinated Notes contains limitations on the amount of indebtedness (including Senior Debt) which the Company may incur.

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

     The following unaudited condensed consolidating financial data illustrates the composition of the combined guarantors. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the guarantors. No single guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee, other than in the case of the 9.00% Notes its subordination to Senior Debt described above.

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

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


11.      Subsidiary Guarantees - (continued):


                                        Unaudited Condensed Consolidating Balance Sheet
                                                       September 30, 1997
                                                     (Dollars in thousands)

                                               Parent and       Guarantor     Non-guarantor                     Consolidated
                                             its Divisions    Subsidiaries    Subsidiaries     Eliminations        Totals
                                             -------------   -------------  ---------------   -------------    -------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                 $       8,856   $       2,671  $         2,295                    $      13,822
   Accounts receivable, net                         49,697          32,902            1,560                           84,159
   Prepaid expenses and other current assets         4,067           1,934              269                            6,270
   Deferred income taxes                             3,201             169                                             3,370
                                             -------------   -------------  ---------------   -------------    -------------
      Total current assets                          65,821          37,676            4,124               0          107,621

PROPERTY AND EQUIPMENT, NET                         88,439          48,277           43,941                          180,657
OTHER ASSETS:
   Restricted cash                                  34,441                                                            34,441
   Investment in and advances to subsidiaries    1,254,013                                    $  (1,254,013)               0
   Investment notes receivable                      25,496                              260                           25,756
   Goodwill - net                                  341,953          20,681           52,438                          415,072
   FCC licenses - net                                8,609       1,129,798                                         1,138,407
   Other intangible assets - net                    29,861           2,052            7,380                           39,293
   Deposits and other long-term assets              11,780                            2,756                           14,536
   Deferred income taxes                             7,142                                                             7,142
                                             -------------   -------------  ---------------   -------------    --------------
      Total other assets                         1,713,295       1,152,531           62,834      (1,254,013)       1,674,647
                                             -------------   -------------  ---------------   -------------    -------------
TOTAL ASSETS                                 $   1,867,555   $   1,238,484  $       110,899    $ (1,254,013)   $   1,962,925
                                             =============   =============  ===============    ============    =============

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


11.      Subsidiary Guarantees - (continued):


                                        Unaudited Condensed Consolidating Balance Sheet
                                                       September 30, 1997
                                                     (Dollars in thousands)

                                                     Parent and       Guarantor     Non-guarantor                     Consolidated
                                                   its Divisions     Subsidiaries   Subsidiaries     Eliminations        Totals
                                                    ------------      -----------  --------------    -------------     -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt             $        468                   $          108                      $       576
   Accounts payable and accrued expenses                  29,619      $    12,979           5,144                           47,742
                                                    ------------      -----------  --------------    -------------     -----------
Total current liabilities                                 30,087           12,979           5,252                0          48,318

NON-CURRENT LIABILITIES:
   Deferred income taxes                                 181,669           21,522             644                          203,835
   Other long-term liabilities                            10,968               75              29                           11,072
   Long-term debt                                        754,344                           54,095                          808,439
                                                    ------------      -----------  --------------    -------------         -------
   Total non-current liabilities                         946,981           21,597          54,768                0       1,023,346

MINORITY INTEREST IN SUBSIDIARIES                                                             774                              774
REDEEMABLE PREFERRED STOCK                               215,550                                                           215,550

STOCKHOLDERS'  EQUITY:
   Preferred Stock                                             1                                                                 1
   Common Stock                                              295                                                               295
   Additional paid-in capital                            675,325        1,194,704          51,403    $  (1,246,107)        675,325
   Unearned compensation                                    (226)                                                             (226)
   Retained earnings                                                        9,204          (1,298)          (7,906)              0
   Treasury stock                                           (458)                                                             (458)
                                                    ------------      -----------  --------------    -------------     ------------
      Total stockholders' equity                         674,937        1,203,908          50,105       (1,254,013)        674,937
                                                    ------------      -----------   -------------    -------------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                           $  1,867,555      $ 1,238,484  $      110,899    $  (1,254,013)    $ 1,962,925
                                                    ============      ===========  ==============    =============     ===========

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


11.      Subsidiary Guarantees - (continued):


                                   Unaudited Condensed Consolidating Statement of Operations
                                          For the Nine Months Ended September 30, 1997
                                                     (Dollars in thousands)

                                                     Parent and      Guarantor      Non-guarantor                    Consolidated
                                                   its Divisions    Subsidiaries    Subsidiaries     Eliminations       Totals
                                                  --------------   --------------  --------------    -------------   --------------

Net broadcast revenues                            $      169,690   $       83,212                    $         (36)  $      252,866
Tower revenues                                                                     $        7,901             (255)           7,646
License fees charged to Parent                           (12,590)          12,590                                                 0
                                                  --------------   --------------  --------------    -------------   --------------
Total net revenues                                       157,100           95,802           7,901             (291)         260,512

Operating expenses excluding depreciation and
    amortization,  net local marketing
    agreement and corporate general and
    administrative expenses                              117,289           50,513           4,507             (291)         172,018
Net local marketing agreement expenses (revenues)          2,032             (118)                                            1,914
Depreciation and amortization                             12,845           27,423           2,706                            42,974
Merger expenses                                              300                                                                300
Corporate general and administrative expenses              6,601                                                              6,601
                                                  --------------   --------------  --------------    -------------   --------------
Operating income                                          18,033           17,984             688                0           36,705

Other income (expense):
  Interest expense                                       (38,756)                          (1,318)                          (40,074)
  Interest income                                          1,415                               97                             1,512
  Gains (losses) on sale of assets and other, net            682               (3)           (224)                              455
  Equity in (loss) of subsidiaries, net of income
    taxes recorded at the subsidiary level                 7,887                                            (7,887)               0
                                                  --------------   --------------  --------------    -------------   --------------
Income (loss) before income taxes and
  extraordinary item                                     (10,739)          17,981            (757)          (7,887)          (1,402)
Benefit (provision ) for income taxes                     10,111           (9,386)             49                               774
                                                  --------------   --------------  --------------    -------------   --------------
Income (loss) before extraordinary loss                     (628)           8,595            (708)          (7,887)            (628)
Extraordinary loss on extinguishment of debt
   - net of tax benefit                                   (1,639)                                                            (1,639)
                                                  --------------   --------------  --------------    -------------   --------------
Net income (loss)                                 $       (2,267)  $        8,595  $         (708)   $      (7,887)  $       (2,267)
                                                  ==============   ==============  ==============    =============   ==============

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


11.      Subsidiary Guarantees - (continued):


                                   Unaudited Condensed Consolidating Statement of Operations
                                         For the Three Months Ended September 30, 1997
                                                     (Dollars in thousands)

                                                     Parent and      Guarantor      Non-guarantor                     Consolidated
                                                   its Divisions    Subsidiaries    Subsidiaries       Eliminations      Totals
                                                   -------------    -------------  --------------      -----------   -------------

Net broadcast revenues                             $      63,806    $      37,952                      $       (13)  $     101,745
Tower revenues                                                                     $        4,521              (99)          4,422
License fees charged to Parent                            (4,161)           4,161                                                0
                                                   -------------    -------------  --------------      -----------   -------------
Total net revenues                                        59,645           42,113           4,521             (112)        106,167

Operating expenses excluding depreciation and
  amortization,  net local marketing agreement
  and corporate general and administrative expenses       42,966           21,775           2,658             (112)         67,287
Net local marketing agreement expenses (revenues)          1,040             (466)                                             574
Depreciation and amortization                              5,015           13,011           1,384                           19,410
Merger expenses                                              300                                                               300
Corporate general and administrative expenses              2,667                                                             2,667
                                                   -------------    -------------  --------------      -----------   -------------
Operating income (loss)                                    7,657            7,793             479                0          15,929

Other income (expense):
  Interest expense                                       (15,838)                          (1,000)                         (16,838)
  Interest income                                            327                               40                              367
  Gains (losses) on sale of assets and other, net           (121)                             (62)                            (183)
  Equity in (loss) of subsidiaries, net of income
    taxes recorded at the subsidiary level                 3,188                                            (3,188)              0
                                                   -------------    -------------  --------------      -----------   -------------
Income (loss) before income taxes and extraordinary item
                                                          (4,787)           7,793            (543)          (3,188)           (725)
Benefit (provision ) for income taxes                      4,463           (4,062)                                             401
                                                   -------------    -------------  --------------      -----------   -------------
Net income (loss)                                  $        (324)   $       3,731  $         (543)     $    (3,188)  $        (324)
                                                   =============    =============  ==============      ===========   =============

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


11.      Subsidiary Guarantees - (continued):


                                   Unaudited Condensed Consolidating Statement of Cash Flows
                                          For the Nine Months Ended September 30, 1997
                                                     (Dollars in thousands)

                                                    Parent and        Guarantor     Non-guarantor                      Consolidated
                                                  its Divisions      Subsidiaries   Subsidiaries     Eliminations         Totals
                                                  --------------       ----------   -------------   ---------------     ----------

Cash flows from (used for) operating activities  $       (13,986)      $   40,462   $       3,118                       $   29,594
                                                  --------------       ----------   -------------   ---------------     ----------

Investing Activities:
  Payments for purchase of property and
        Equipment and intangible assets                  (23,348)                          (8,201)                         (31,549)
  Proceeds from radio station sales                       51,705                                                            51,705
  Payments for radio station acquisitions               (499,247)                                                         (499,247)
  Payments for tower related acquisitions                                                 (62,804)                         (62,804)
  Issuance of station investment notes receivable           (410)                            (260)                            (670)
  Repayment for station investment notes receivable        1,243                                                             1,243
  Deposits and other long-term assets                     14,453              (48)         (2,329)                          12,076
                                                  --------------       ----------   -------------   ---------------     ----------
Cash flows used by investing activities                 (455,604)             (48)        (73,594)                        (529,246)
                                                  --------------       ----------   -------------   ---------------     ----------

Financing Activities:
  Borrowings under Credit Agreements and other           531,000                           50,000                          581,000
  Repayment of Credit Agreements                        (257,000)                                                         (257,000)
  Borrowings under other obligations                         750                                                               750
  Repayment of other obligations                            (667)                            (331)                            (998)
  Net proceeds from equity offerings and options             363                                                               363
  Net proceeds from exchangeable preferred stock         192,089                                                           192,089
  Additions to deferred financing costs                   (5,600)                             (42)                          (5,642)
  Distributions to minority interest                                                         (314)                            (314)
  Dividends paid                                          (7,221)                                                           (7,221)
  Investment in and advances to subsidiaries              16,658          (37,743)         21,085                                0
                                                  --------------       ----------   -------------   ---------------     ----------
Cash flows from financing activities                     470,372          (37,743)         70,398                          503,027
                                                  --------------       ----------   -------------   ---------------     ----------

Increase (decrease) in cash and cash equivalents             782            2,671             (78)                           3,375
Cash and cash equivalents at beginning
       of period                                           8,074                            2,373                           10,447
                                                  --------------       ----------   -------------   ---------------     ----------
Cash and cash equivalents at end of period        $        8,856       $    2,671   $       2,295   $                   $   13,822
                                                  ==============       ==========   =============   ===============     ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains "forward-looking statements" including statements concerning projections, plans, objectives, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. The Company wishes to caution readers that certain important factors may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. These important factors include among others, the following: (i) any adverse change in the laws, regulations and policies governing the operation, ownership and acquisition of radio stations, including, but not limited to, those established by Congress, the Federal Communications Commission and the Antitrust Division of the U.S. Justice Department; and (ii) the Company's financial leverage as a result of borrowings under the Company's credit agreements, which bear interest at variable rates, and the issuance of the Senior Subordinated Notes could make it vulnerable to an increase in interest rates or a downturn in the operating performance of its radio stations or a downturn in economic conditions.

As of September 30, 1997, the Company owned and/or operated approximately 100 radio stations. See the Form 10-K and the unaudited condensed consolidated financial statements for a description of the 1997 and 1996 station and tower acquisitions. As of September 30, 1996, the Company owned and/or operated approximately 70 radio stations. These transactions have significantly affected operations for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996.

Three months ended September 30, 1997 and 1996

Net revenues were $106.2 million for the three months ended September 30, 1997 compared to $52.5 million for the same three months in 1996, an increase of $53.7 million or 102.3%. This increase was attributable to revenue growth in some of the Company's existing markets and, to a more substantial extent, the impact of the EZ Merger and other acquisitions that occurred in the latter half of 1996 and 1997.

Station operating expenses excluding net local marketing agreement expenses, depreciation and amortization and corporate general and administrative expenses were $67.3 million for the three months ended September 30, 1997 compared to $35.4 million for the same period in 1996, an increase of $31.9 million or 90.1%. This increase was due to the impact of increased costs associated with the Company's revenue growth.

Net local marketing agreement expenses were $0.6 million for the three months ended September 30, 1997 compared to $2.3 million for the same three months in 1996. Local marketing agreement expenses for the three months ended September 30, 1997 are presented net of approximately $0.5 million of revenues earned under such agreements. Local marketing agreement expenses for the same period in 1996 are presented net of approximately $1.0 million of revenues earned under such agreements. The change in the balances for each period reflects the timing of pending station acquisitions and dispositions.

Depreciation and amortization was $19.4 million and $6.1 million for the three months ended September 30, 1997 and September 30, 1996, respectively, an increase of $13.3 million. This increase was primarily attributable to the increase in depreciable and amortizable assets resulting from the 1996 and 1997 acquisitions and, to a lesser extent, the impact of increased values being ascribed to FCC licenses in the allocation of purchase prices of 1997 station acquisitions.

Corporate general and administrative expenses increased to $2.7 million for the three months ended September 30, 1997, from $1.3 million for the three months ended September 30, 1996, an increase of $1.4 million or 107.7%. This increase was primarily attributable to the higher personnel costs associated with supporting the Company's greater number of stations and tower properties.

Interest expense was $16.8 million for the three months ended September 30, 1997 compared to $6.3 million for the 1996 period, an increase of $10.5 million. The increase is related to higher borrowing levels under the Company's credit agreements in 1997 as compared to 1996 which resulted from the 1996 and 1997 acquisitions.

Interest income was $0.4 million for the three months ended September 30, 1997 compared to $1.1 million for the three months ended September 30, 1996, a decrease of $0.7 million. The decrease is attributable to lower investable cash balances in 1997 and higher interest income earned on certain station investment notes in 1996 as compared to 1997.

The income tax benefit for the three months ended September 30, 1997 was $0.4 million as compared to the tax provision of $1.5 million for three months ended September 30, 1996. The effective tax rate for the three months ended September 30, 1997 was approximately 55.3% compared to 62.0% in 1996. The effective tax rate for the three months ended September 30, 1997 is reflective of the cumulative adjustment required to maintain the estimated annual effective rate of 55.2%. The effective rate in 1996 and 1997 is reflective of the impact of permanent differences, principally amortization of non-deductible goodwill on certain stock acquisitions.

Preferred stock dividends for the three months ended September 30, 1997 were $8.5 million compared to $2.4 million in 1996. The dividends for the 1997 period include $2.4 million of dividends attributable to the Convertible Preferred Stock issued in late June 1996 and $6.1 million of dividends attributable to the Cumulative Exchangeable Preferred Stock issued in late January 1997. The dividends for the 1996 dividends are attributable to the Convertible Preferred Stock.

Net loss applicable to common stockholders was $8.8 million for the three months ended September 30, 1997 compared to $1.5 million for the three months ended September 30, 1996, as a result of the factors discussed above.


Nine months ended September 30, 1997 and 1996

Net revenues were $260.5 million for the nine months ended September 30, 1997 compared to $113.6 million for the same nine months in 1996, an increase of $146.9 million or 129.3%. This increase was attributable to revenue growth in some of the Company's existing markets and, to a more substantial extent, the impact of the EZ Merger in 1997 and acquisitions that occurred in the latter half of 1996 and first nine months of 1997.

Station operating expenses excluding net local marketing agreement expenses, depreciation and amortization and corporate general and administrative expenses were $172.0 million for the nine months ended September 30, 1997 compared to $78.2 million for the same period in 1996, an increase of $93.8 million or 119.9%. This increase was due to the impact of increased costs associated with the Company's revenue growth.

Net local marketing agreement expenses were $1.9 million for the nine months ended September 30, 1997 compared to $4.9 million for the same nine months in 1997, a decrease of $3.0 million. Local marketing agreement expenses for the nine months ended September 30, 1997 and 1996 are presented net of approximately $2.6 million and $1.3 million, respectively, of revenues earned under such agreements. The change in the balances for each period reflect the timing of pending station acquisitions and dispositions.

Depreciation and amortization was $43.0 million and $11.0 million for the nine months ended September 30, 1997 and 1996, respectively, an increase of $32.0 million. This increase was primarily attributable to the increase in depreciable and amortizable assets resulting from the 1996 and 1997 acquisitions and, to a lesser extent, the impact of increased values being ascribed to FCC licenses in the allocation of purchase prices of 1997 station acquisitions.

Corporate general and administrative expenses increased to $6.6 million for the nine months ended September 30, 1997 from $3.6 million for the nine months ended September 30, 1996, an increase of $3.0 million or 83.3%. This increase was primarily attributable to the higher personnel costs associated with supporting the Company's greater number of stations and tower properties.

Interest expense was $40.1 million for the nine months ended September 30, 1997 compared to $15.2 million for the 1996 period, an increase of $24.9 million or 163.8%. The increase is related to higher borrowing levels under the Company's credit agreements in 1997 as compared to 1996 which resulted from the 1996 and 1997 acquisitions.

Interest income was $1.5 million for the nine months ended September 30, 1997 compared to $4.7 million for the nine months ended September 30, 1996, a decrease of $3.2 million. The decrease is attributable to lower investable cash balances in 1997 and higher interest income earned on certain station investment notes in 1996 as compared to 1997.

The income tax benefit for the nine months ended September 30, 1997 was $0.8 million as compared to a provision of $3.0 million for nine months ended September 30, 1996. The effective tax rate for the nine months ended September 30, 1997 was approximately 55.2% compared to 52.4% in 1996. The higher effective rate in 1997 is due to the effect of permanent differences, principally amortization of non-deductible goodwill on the EZ merger.

The extraordinary loss for the nine months ended September 30, 1997 was $1.6 million, net of a $1.0 million tax benefit. The extraordinary loss was a result of certain deferred financing costs written off in January 1997 pursuant to the extinguishment of debt under the Company's previous credit agreement.

Preferred stock dividends for the nine months ended September 30, 1997 were $22.8 million compared to $2.6 million for the 1996 period. The dividends for the 1997 period include $7.2 million of dividends attributable to the Convertible Preferred Stock issued in late June 1996 and $15.6 million of dividends attributable to the Cumulative Exchangeable Preferred Stock issued in late January 1997. The dividends for the 1996 dividends are attributable to the Convertible Preferred Stock.

Net loss applicable to common stockholders was $25.0 million for the nine months ended September 30, 1997 compared to net income applicable to common stockholders of $0.1 million for the nine months ended September 30, 1996, as a result of the factors discussed above.


Liquidity and Capital Resources

The Company's liquidity needs arise from its acquisition-related activities, debt service, working capital, capital expenditures and preferred stock dividend payments. Historically, the Company has met its operational liquidity needs with internally generated funds and has financed the acquisition of radio broadcasting properties and tower related properties, including related working capital needs, with a combination of bank borrowings and proceeds from the sale of the Company's equity and debt securities. For the nine months ended September 30, 1997, cash flows from operating activities were $29.6 million, as compared to $18.5 million for the nine months ended September 30, 1996. The change is primarily attributable to working capital investments related to station acquisition and growth.

Cash flows used for investing activities were $529.2 million for the nine months ended September 30, 1997 as compared to $382.7 million for the nine months ended September 30, 1996. The increase is attributable to the increased acquisition activity in 1997 as compared to 1996.

Cash provided by financing activities was $503.0 million for the nine months ended September 30, 1997 as compared to $374.9 million for the nine months ended September 30, 1996. The increase in 1997 is due to the exchangeable preferred stock offering described below and the impact of borrowings under the Company's credit agreements.

Pending Sale of Radio Operations and Tower Distribution: In September 1997, ARS entered into a merger agreement with Westinghouse, pursuant to which a subsidiary of Westinghouse will merge with and into ARS, each holder of ARS common stock at the effective time of the Merger will receive $44.00 per share in cash, and ARS will become a subsidiary of Westinghouse. As a condition to the Merger, ARS will distribute all of the outstanding shares of the Tower Subsidiary's (ATS, Tower or Tower Subsidiary) common stock owned by ARS to the holders of record of ARS common stock at or about the time of the Merger. As a result of the Tower Distribution, ATS will cease to be a subsidiary of, or otherwise be affiliated with, ARS and will thereafter operate as an independent publicly held company. ARS and ATS will enter into certain agreements pursuant to the Merger agreement providing for, among other things, the orderly separation of ARS and ATS, certain closing date adjustments based on ARS' debt levels and working capital (current assets less defined liabilities), the transfer of lease obligations to ATS of leased space on certain towers owned or leased by ARS to ATS, and the allocation of certain tax liabilities between ARS and ATS. The Tower Distribution will result in a taxable gain to ARS, of which approximately $20.0 million will be borne by Westinghouse, and the remaining obligation currently estimated at approximately $30.0 to $40.0 million will be required to be borne by ATS pursuant to provisions to the Merger agreement.

The Company incurred approximately $0.3 million in merger expenses in the nine months ended September 30, 1997, principally related to professional fees. Additional professional fees, regulatory related costs, investment banking fees and other costs will be expensed as incurred and are expected to be approximately $8.0 to $10.0 million for the year ended December 31, 1997.

Offering: In January 1997, the Company consummated a private offering of 2,000,000 shares of the Exchangeable Preferred Stock. Net proceeds to the Company from the offering were approximately $192.1 million. Proceeds of the offering were used to repay indebtedness and to fund acquisitions. Dividends on the Exchangeable Preferred Stock are cumulative at an annual rate of 11 3/8% (equivalent to $11.375 per share) and are payable quarterly in cash, or, at the Company's election, on or prior to January 15, 2002, with the issuance of additional shares. The Exchangeable Preferred Stock possesses mandatory redemption features and has been classified accordingly in the financial statements. See the Form 10-K for a description of the Exchangeable Preferred Stock.

Credit Agreements: As of September 30, 1997, the Company had approximately $809.0 million of total long-term debt (including the current portion thereof) outstanding. This included approximately $478.0 million of borrowings outstanding under the Company's and the Tower Subsidiary's credit agreements and $325.0 million outstanding under Senior Subordinated Notes. In January 1997, the Company entered into the 1997 Credit Agreement which replaced the previous $300.0 million credit agreement. The 1997 Credit Agreement consists of two separate agreements, providing for facilities consisting of a $550.0 million reducing revolver credit facility, a $200.0 million revolving credit converting to a term loan facility and a $150.0 million term loan facility, which had been available only to repurchase, if required, certain note obligations of EZ which were assumed by the Company in connection with the EZ Merger. As described below, the Company was not required to repurchase any of the 9.75% Notes, and therefore such facility was canceled in May 1997. The terms of the 1997 Credit Agreement are described in the Form 10-K.

In October 1997, the Tower Subsidiary entered into the 1997 ATS Credit Agreement, which replaced the previously existing credit agreement. All amounts outstanding under the previous agreement were repaid with proceeds from the 1997 ATS Credit Agreement. The 1997 ATS Credit Agreement provides the Tower Subsidiary with a $250.0 million loan commitment based on ATS maintaining certain operational ratios and an additional $150.0 million loan at the discretion of ATS, which is available through June 2005. Following the closing of the 1997 ATS Credit Agreement and repayment of amounts outstanding under the previous agreement, ATS incurred an extraordinary loss in the fourth quarter of approximately $1.1 million which will be recorded net of the applicable income tax benefit, representing the write-off of deferred financing fees associated with the previous agreement.

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

A substantial portion of the Company's cash flow from operations is required for debt service. However, the Company's leverage could make it vulnerable to a downturn in the operating performance of its radio stations or tower properties or a downturn in economic conditions.

The Company believes that its cash flows from operations will be sufficient to meet its quarterly dividends, debt service requirements for interest and scheduled payments of principal under the 1997 Credit Agreements and its other debt obligations. If such cash flow is not sufficient to meet such debt service requirements, the Company may be required to sell equity securities, refinance its obligations or dispose of one or more of its properties in order to make such scheduled payments. There can be no assurance that the Company would be able to effect any of such transactions on favorable terms.

The Company's working capital needs fluctuate throughout the year due to the broadcast industry-wide seasonality and its broadcast of sporting events at different times during the year. The Company historically has had sufficient cash from its operations to meet its working capital needs, apart from needs generated by newly acquired properties, and believes that it has sufficient financial resources available to it, including borrowing under the credit agreements, to finance operations for the foreseeable future.

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

The Company made approximately $28.4 million in capital expenditures in the nine months ended September 30, 1997, principally related to tower construction and office consolidations. The Company expects capital expenditures in 1997 to be approximately $35.0 million, consisting principally of tower site construction, certain office consolidations and ongoing technical improvements. To the extent that funds generated from operations, or available cash, are insufficient to finance non-recurring capital expenditures, the Company would seek to borrow the necessary funds under the credit agreements.

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

Item 4. - Submission of Matters to a Vote of Security Holders

On September 19, 1997, holders of Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share (collectively, the Common Stock) of American Radio Systems Corporation (American), owning of record shares representing in excess of 50% of the combined voting power of all the outstanding Common Stock as of September 19, 1997, consented in writing pursuant to Sections 228 and 251 of the Delaware General Corporation Law to (i) the approval and adoption of the Agreement and Plan of Merger, by and among American, Westinghouse Electric Corporation, a Pennsylvania corporation (Westinghouse), and R Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Westinghouse (Merger Sub), dated as of September 19, 1997 (the Merger Agreement) and the transactions contemplated thereby and (ii) the approval of the distribution by American of all of the capital stock of American's wholly-owned subsidiary, American Tower, owned by American (or of the net proceeds from the sale thereof) to the common stockholders of American on a pro rata basis as contemplated by the terms of the Merger Agreement. Pursuant to the terms of the Merger Agreement, at the Effective Time (as defined in the Merger Agreement), Merger Sub will be merged with and into American (the Merger) and common stockholders of American will be entitled to receive $44.00 per share in cash for each of their shares of the Common Stock.

Because stockholders owning of record shares representing in excess of 50% of the voting power of the outstanding Common Stock of American have given their written consent to the approval and adoption of the Merger Agreement, their written consent was sufficient to approve and adopt the Merger Agreement and the transactions contemplated thereby under the Delaware General Corporation Law without regard to the consent/vote of any other stockholder of American. For this reason, American did not call a meeting of the stockholders to vote on the Merger Agreement nor did American ask its stockholders for a proxy.

Item 5. - Other Information.

On October 31, 1997, the Tower Subsidiary consummated the transaction contemplated by the Asset Purchase Agreement, dated July 8, 1997, with Suburban Cable TV Co. Inc., and its subsidiaries, (a Pennsylvania corporation), pursuant to which the Tower subsidiary acquired substantially all the assets of the sellers wholly-owned subsidiary, MicroNet, Inc., an antenna site provider and owner of towers based in Jamison, Pennsylvania for a purchase price of approximately $70.25 million.

Item 6. - Exhibits and Reports on Form 8-K

(a)       Exhibits

Listed below are the exhibits which are filed as part of this Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K). Each exhibit market by a (*) is incorporated by reference to American's Report on Form 10-Q for the fiscal quarter ended June 30, 1997. Exhibit numbers in parenthesis refer to the exhibit number in the applicable filing.


Exhibit
  No.                            Description of Document
-------                          -----------------------
2.1              Agreement and Plan of Merger by and among the Company,
                     Westinghouse Electric Corporation and R Acquisition
                     Corp., dated September 19, 1997                              Incorporated by reference herein from
                                                                                  the Company's Form 8-K/A dated
                                                                                  October 24, 1997 (2.1)
10.1             Asset Purchase Agreement by and between American Tower
                     Systems, Inc. ("American Tower") and Tucson
                     Communications Company, L.P., dated as of October 4,
                     1997                                                         Filed herewith as Exhibit 10.1
10.2             Asset Purchase Agreement by and between American Tower
                     and Tower Sites, Inc., dated as of June 25, 1997             Filed herewith as Exhibit 10.2
10.3             Asset Purchase Agreement by and between American Tower
                     and Southeast Communications, Inc., dated as of  July 31,
                     1997                                                         Filed herewith as Exhibit 10.3
10.4             Asset Purchase Agreement by and between American Tower
                     and Diablo Communications, Inc. ("Diablo"), dated as of
                     July 8, 1997                                                 (*10.4c)
10.5             Asset Purchase Agreement by and between American Tower
                     and Diablo Communications of Southern California
                     ("DCSC"), dated as of July 8, 1997                           (*10.4c)
10.6             Stock Purchase Agreement by and among American Tower,
                     OPM-USA-INC. ("OPM") and the Stockholders of OPM,
                     dated as of September 30, 1997                               Filed herewith as Exhibit 10.6
10.7             Note Purchase Agreement by and between American Tower
                     and OPM, dated  September 30, 1997 relating to Notes
                     due 2000 of OPM                                              Filed herewith as Exhibit 10.7
10.8             Amendment dated August 7, 1997, to Securities Purchase
                     Agreement by and between American Tower, Diablo and
                     DCSC, dated July 8, 1997                                     (*10.4e)
10.9             Time Brokerage Agreement by and between the Company and
                     Precision Media Corporation, dated July 1, 1997              (*10.6)
10.10            Asset Exchange Agreement by and among the Company,
                     American Radio License Corp. ("License Corp."),
                     Entertainment Communications, Inc. and ECI License
                     Company, L.P., dated July 18, 1997                           (*10.13)
10.11            Asset Purchase Agreement by and among the Company,
                     License Corp. and Entertainment Communications, Inc.,
                     dated July 18, 1997                                          (*10.14)
10.12            Asset Purchase Agreement by and between American Tower
                     and Suburban Cable T.V. Co., Inc., dated July 8, 1997        (*10.15)
10.13            Asset Purchase Agreement by and among Citicastors Co., the
                     Company and License Corp., dated October 9, 1997             Filed herewith as Exhibit 10.13
10.14            Asset Purchase Agreement by and between the Company and
                     Classic Broadcasting, Inc., dated September 24, 1997         Filed herewith as Exhibit 10.14





Item 6. - Exhibits and Reports on Form 8-K - (Continued)

Exhibit
   No.                           Description of Document
------                           -----------------------


10.15            Agreement to Amend Asset Purchase Agreement by and
                     between the Company and Paxson Communciations of
                     West Palm Beach, Inc., dated October 3, 1997                 Filed herewith as Exhibit 10.15
10.16            Asset Purchase Agreement by and among the Company,
                     License Corp. and James Crystal Enterprises, L.C., dated
                     October 24, 1997                                             Filed herewith as Exhibit 10.16
10.17            Amended and Restated Loan Agreement by and among
                     American Tower, Toronto Dominion (Texas), Inc. and the
                     Lenders named therein, dated as of October 15, 1997          Filed herewith as Exhibit 10.17
10.18            Asset Purchase Agreement by and among Missouri Sports
                     Radio L.L.C., Professional Broadcasting, Incorporated
                     and EZ St. Louis, Inc., dated September 30, 1997             Filed herewith as Exhibit 10.18
11               Statement Re Computation of Per Share Earnings                   Filed herewith as Exhibit 11
12               Statement Re Computation of Ratio of Earnings to be
                     Combined Fixed Charges and Preferred Stock Dividends         Filed herewith as Exhibit 12
27               Financial Data Schedule                                          Filed herewith as Exhibit 27


(b)      Reports on Form 8-K

1     Form 8-K (Items 5 and 7) on July 14, 1997
2     Form 8-K (Items 5 and 7) on August 22, 1997
3     Form 8-K (Items 5 and 7) on September 26, 1997
4.    Form 8-K (Items 5 and 7) on October 16, 1997
5.    Form 8-K/A (Items 5 and 7) on October 24, 1997

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         AMERICAN RADIO SYSTEMS CORPORATION

Date: November 14, 1997          BY:

                                         Joseph L. Winn
                                         Treasurer & Chief Financial Officer
                                         (Duly Authorized Officer)



Date: November 14, 1997          BY:

                                         Justin D. Benincasa
                                         Vice President & Corporate Controller
                                         (Duly Authorized Officer)