Form 10-K
period 1997-12-31
AMERICAN RADIO SYSTEMS CORP /MA/
filed 1998-03-31
CIK 943581

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
    1934 (NO FEE REQUIRED)

                FOR THE TRANSITION PERIOD FROM       TO       .

                        COMMISSION FILE NUMBER 0-26102

                      AMERICAN RADIO SYSTEMS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              04-3196245
                                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    (STATE OR OTHER JURISDICTION OF
    INCORPORATION OR ORGANIZATION)

               116 HUNTINGTON AVENUE BOSTON, MASSACHUSETTS 02116
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                (617) 375-7500
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
             -------------------                    ------------------------------------
     Class A Common Stock, $.01 par value                 New York Stock Exchange

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                               (TITLE OF CLASS)

                                     None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant as of March 22, 1998 was approximately $1,279,338,600. As of March 22, 1998 24,746,510 shares of Class A Common Stock, 3,494,325 shares of Class B Common Stock and 1,295,518 shares of Class C Common Stock were issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       AMERICAN RADIO SYSTEMS CORPORATION

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I.
 ITEM 1.  Business......................................................     1
 ITEM 2.  Properties....................................................    10
 ITEM 3.  Legal Proceedings.............................................    10
 ITEM 4.  Submission of Matters to a Vote of Security Holders...........    11
 PART II.
 ITEM 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters..........................................    12
 ITEM 6.  Selected Financial Data.......................................    13
 ITEM 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................    16
 ITEM 8.  Financial Statements and Supplementary Data...................    22
 ITEM 9.  Changes In and Disagreements With Accountants On Accounting
           and Financial Disclosure.....................................    22
 PART III.
 ITEM 10. Directors and Executive Officers of the Registrant............    23
 ITEM 11. Executive Compensation........................................    25
 ITEM 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................    28
 ITEM 13. Certain Relationships and Related Transactions................    31
 PART IV.
 ITEM 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-
           K............................................................    32
          Signatures....................................................    33

INTRODUCTION

  American Radio Systems Corporation ("American," "ARS" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. American's Annual Report on Form 10-K contains "forward-looking statements" including statements concerning projections, plans, objectives, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. For a description of the important factors, among others, that may have affected and could in the future affect American's actual results and could cause American's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of American, see "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  As used in this Form 10-K, (a) "Tower Subsidiary", "Tower" and "ATS" mean American Tower Systems Corporation (and include, unless the context otherwise indicates, all of its subsidiaries), (b) "ATC" means American Tower Corporation, (c) "ATC Merger" means the merger of ATC into ATS, (d) "American Radio", the "Company" and "ARS" mean American Radio Systems Corporation (and include, unless the context otherwise indicates, all of its subsidiaries), (e) "CBS" means CBS Corporation, (f) "CBS Merger" means the merger of ARS into a subsidiary of CBS, (g) "Tower Separation" means the separation of ATS from ARS which will occur pursuant to the CBS Merger, (h) "ATSI" means American Tower Systems (Delaware), Inc., a wholly-owned subsidiary of ATS which conducts the site acquisition business of ATS, (i) "ATSLP" means American Tower Systems, L.P., an indirect wholly-owned subsidiary of ATS, which conducts all of the communications site business of ATS other than the site acquisition business, and (j) "Operating Subsidiary" means each of ATSI and ATSLP.

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  American is a national broadcasting company formed in 1993 to acquire, develop and operate radio stations throughout the United States in markets where it can be a leading radio operator (i.e., one of the top two radio operators in terms of local market revenues). As of December 31, 1997, the Company owned and/or operated approximately 100 radio stations in 21 markets consisting of Austin, Baltimore, Boston, Buffalo, Charlotte, Cincinnati, Dayton, Fresno, Hartford, Kansas City, Las Vegas, Pittsburgh, Portsmouth, Portland, Riverside/San Bernadino, Rochester, Sacramento, San Jose, Seattle, St. Louis and West Palm Beach and owned and/or operated approximately 760 wireless communication sites.

  ATS is a leading independent owner and operator of wireless communications towers in the U.S. ATS's primary business is the leasing of antennae sites on multi-tenant towers for a diverse range of wireless communications industries, including personal communications services, cellular, paging, specialized mobile radio, enhanced specialized mobile radio and fixed microwave services, as well as radio and television broadcasters. ATS also offers its customers network development services, including site acquisition, zoning, antennae installation, site construction and network design. These services are offered on a time and materials or fixed fee basis or incorporated into build to suit construction contracts. ATS intends to expand these services and to capitalize on its relationships with its wireless customers through major build to suit construction projects. ATS is also engaged in the video, voice and data transmission business, which it currently conducts in the New York City to Washington, D.C. corridor and in Texas.

  ATS is a holding company whose principal asset is all of the issued and outstanding capital stock of ATSI. In January 1998, ATSI transferred substantially all of its assets and business, other than its site acquisition business to ATSLP. ATSI and ATSLP are co-borrowers under ATS's loan agreement with the banks. References to ATS include ATS and its consolidated subsidiaries, including ATSI and ATSLP, unless the context otherwise requires.

  Pursuant to the CBS Merger, American Radio will become a wholly-owned subsidiary of CBS and each holder of ARS Common Stock, at the effective time of the CBS Merger, will receive for each share of ARS Common Stock held by such holder, $44.00 per share in cash and one share of ATS Common Stock of the same class as the ARS Common Stock to be surrendered. The balance of the shares of ATS owned by ARS will be distributed to holders of options to purchase ARS common stock and will be transferred to holders of ARS 7% Convertible Exchangeable Preferred Stock, $1,000 liquidation preference (Convertible Preferred Stock) upon conversion thereof. The CBS Merger has been approved by the ARS common stockholders and did not require approval of the CBS stockholders. Consummation of the CBS Merger is conditioned on, among other things, the expiration or earlier termination of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (HSR Act) waiting period and approval of the FCC of the transfer of control of ARS's radio broadcasting licenses. Subject to satisfaction of such conditions, the CBS Merger is expected to occur in the Spring of 1998. As a result of the Tower Separation, Tower will cease to be a subsidiary of, or otherwise be affiliated with ARS, and will thereafter operate as an independent publicly held company. See Pending Transactions.

RECENT TRANSACTIONS

  During 1997, the Company consummated the following station acquisitions, all of which were accounted for as purchases:

                                                                   AGGREGATE
                                                       NUMBER     PRELIMINARY
 DESCRIPTION/LOCATION                                OF STATIONS PURCHASE PRICE
 --------------------                                ----------- --------------
EZ Communications, Inc. ............................ 24 stations $830.0 million
Austin, TX..........................................  3 stations   28.7 million
Baltimore, MD.......................................  2 stations   90.0 million
Boston/Worcester, MA................................  3 stations   29.3 million
Charlotte, NC.......................................   1 station   10.0 million
Cincinnati, OH......................................   1 station   30.5 million
Dayton, OH..........................................  3 stations   15.6 million
Fresno, CA..........................................  2 stations    6.0 million
Lebanon, OH.........................................   1 station    3.0 million
Palm Springs, CA....................................   1 station    5.1 million
Portsmouth, NH......................................  4 stations    6.0 million
Rochester, NY.......................................  5 stations   35.0 million
Sacramento, CA......................................  3 stations   50.0 million
San Jose, CA........................................  2 stations   31.0 million

  Certain of these properties were operated by the Company prior to acquisition under local marketing agreements (LMA's).

  During 1997, the Company consummated the following station exchange transactions:

         GIVEN BY COMPANY                             RECEIVED BY COMPANY
----------------------------------- -------------------------------------------------------
                         NUMBER OF                           NUMBER OF  OTHER CONSIDERATION
   LOCATION               STATIONS          LOCATION          STATIONS   RECEIVED (GIVEN)
   --------              ----------         --------         ---------- -------------------
Philadelphia, PA........ 2 stations Charlotte, NC........... 5 stations              None
Charlotte, NC........... 1 station  Pittsburgh, PA.......... 1 station    $  20.0 million
Rochester, NY........... 3 stations Cincinnati, OH.......... 1 station     (16.0) million
Philadelphia, PA........ 1 station  Sacramento, CA.......... 2 stations              None
Sacramento, CA.......... 1 station  West Palm Beach, FL..... 3 stations    (33.0) million
New Orleans, LA......... 3 stations Seattle, WA............. 2 stations     (7.5) million

  During 1997, the Company disposed of the following properties:

                                                    NUMBER OF   CONSIDERATION
   LOCATION                                          STATIONS      RECEIVED
   --------                                         ---------- ----------------
Detroit, MI........................................ 1 station  $   20.0 million
Omaha, NE.......................................... 2 stations     38.0 million
Rochester, NY...................................... 1 station       0.7 million
Sacramento, CA..................................... 2 stations     29.0 million
San Jose, CA....................................... 1 station       3.2 million
Seattle, WA........................................ 1 station       1.8 million
St. Louis, MO...................................... 1 station      10.0 million
West Palm Beach, FL................................ 3 stations 29.0 million and a tower property

  The Company also acquired the New England Weather Service (NEWS), located in Hartford, CT, during 1997. The Company exercised an option to acquire NEWS which it had obtained in 1995; consideration paid consisted of an option purchase price of $1.0 million, which had been paid in 1995, and nominal purchase consideration at the time of closing.

  During 1997, the Tower Subsidiary consummated the following acquisitions:

                                                                  CONSIDERATION
   DESCRIPTION/LOCATION                     NUMBER OF TOWERS          GIVEN
   --------------------                     ----------------      -------------
Northern California................... 1 tower                    $2.0 million
Northern California................... 110 towers and a site      45.0 million
                                       management business
Mid-Atlantic/California/Texas......... 128 towers and video,      70.3 million
                                       voice and data transport
Massachusetts/Rhode Island/Oklahoma... 9 towers and a landsite     7.8 million
Connecticut/Rhode Island.............. 6 towers                    1.5 million
Southern California................... 56 towers and a site       33.5 million
                                       management business
Washington, D.C....................... 1 tower                     0.9 million
Pennsylvania.......................... 6 towers                    0.3 million
Maryland.............................. Building rights for 5       0.5 million
                                       towers
Georgia, North and South Carolina..... 21 towers and a site        5.4 million
                                       management business
Several geographic areas.............. Tower site development     13.0 million
                                       businesses
Massachusetts......................... 3 towers                    0.3 million


  In May 1997, the Tower Subsidiary and an unaffiliated party formed a limited liability corporation to own and operate communication towers which will be constructed on over 50 tower sites in northern California. The Tower Subsidiary paid approximately $0.8 million to the unaffiliated party and currently owns a 70% interest in the entity, with the remaining 30% owned by an unaffiliated party. The Tower Subsidiary is obligated to provide additional financing for the construction of these and any additional towers it may approve; the obligation for such 50 tower sites is estimated to be approximately $5.3 million. The accounts of the limited liability corporation are included in the consolidated financial statements with the other party's investment reflected as minority interest in subsidiary.

  For further information regarding these transactions, see the Consolidated Financial Statements.

 1998 Station Acquisitions and Dispositions:

  During the first quarter of 1998, the Company has consummated the following station exchange transactions:

         GIVEN BY COMPANY                             RECEIVED BY COMPANY
----------------------------------- -------------------------------------------------------
                         NUMBER OF                           NUMBER OF  OTHER CONSIDERATION
 LOCATION                 STATIONS  LOCATION                  STATIONS         GIVEN
 --------                ---------- --------                 ---------- -------------------
Dayton, OH.............. 6 stations Kansas City, MO......... 4 stations            None
Kansas City, MO......... 2 stations St. Louis, MO...........  1 station    $7.0 million

  During the first quarter of 1998, the Company has disposed of the following station:

                                                                  CONSIDERATION
  LOCATION                                     NUMBER OF STATIONS   RECEIVED
  --------                                     ------------------ -------------
Sacramento, CA................................      1 station      $4.0 million

  During the first quarter of 1998, the Company has consummated the following station acquisition:

                                                                  CONSIDERATION
LOCATION                                       NUMBER OF STATIONS     GIVEN
--------                                       ------------------ -------------
Riverside, San Bernadino/Sun City, CA.........     2 stations     $60.0 million

 1998 Tower Acquisitions:

  During the first quarter of 1998, the Tower Subsidiary consummated the following acquisitions:

                                                         NUMBER OF CONSIDERATION
 DESCRIPTION/LOCATION                                     TOWERS       GIVEN
 --------------------                                    --------- -------------
Tucson, AZ.............................................. 6 towers  $12.0 million
Palm Springs, CA........................................ 1 tower    0.75 million
Northern CA............................................. 11 towers  11.8 million

  In January 1998, the Tower Subsidiary consummated an agreement to acquire all of the outstanding stock of Gearon & Co. Inc. (Gearon), a company based in Atlanta, Georgia, for an aggregate purchase price of approximately $80.0 million consisting of approximately $32.0 million in cash and assumed liabilities and the issuance of approximately 5.3 million shares of Tower Class A Common Stock. Gearon is engaged in site acquisition, development, construction and facility management of wireless network communications facilities on behalf of its customers and owns or has under construction approximately 40 tower sites. Following consummation, the Tower Subsidiary granted options to acquire up to 1,200,000 shares of Class A Common Stock at an exercise price of $13.00 to employees of Gearon.

  In January 1998, the Tower Subsidiary consummated the acquisition of OPM-USA-INC. (OPM), a company which owned approximately 90 towers at the time of acquisition. In addition, OPM is in the process of developing an additional 160 towers that are expected to be constructed during the next 12 to 18 months. The purchase price, which is variable and based on the number of towers completed and the forward cash flow of the completed OPM towers, could aggregate up to $105.0 million, of which approximately $21.3 million was paid at the closing. The Tower Subsidiary had also agreed to provide the financing to OPM to enable it to construct the 160 towers in an aggregate amount not to exceed $37.0 million (less advances as of consummation aggregating approximately $5.8 million).

  In January 1998, the Company transferred to the Tower Subsidiary 14 communications sites currently used by the Company and various third parties (with an ARS net book value of approximately $4.2 million), and the Company and the Tower Subsidiary entered into leases or subleases of space on the transferred towers. Two additional communications sites will be transferred and leases entered into following acquisition by the Company of the sites from third parties.

 Equity and Debt Financings

  January 1997 Private Offering: In January 1997, American sold 2,000,000 shares of 11 3/8% Cumulative Exchangeable Preferred Stock, $100 liquidation preference per share (the Cumulative Exchangeable Preferred Stock). Net proceeds from the offering were approximately $192.1 million. The Cumulative Exchangeable Preferred Stock is exchangeable at American's option for the Exchange Debentures. American has the option, on or prior to January 15, 2002, to pay dividends on the Cumulative Exchangeable Preferred Stock (and/or interest on the Exchange Debentures) in the form of additional shares of Exchangeable Preferred Stock (or Exchange Debentures). The Cumulative Exchangeable Preferred Stock and Exchange Debentures are redeemable for cash at any time after January 15, 2002 at the option of American, and American is required to redeem all of the Cumulative Exchangeable Preferred Stock outstanding on January 15, 2009.

  Credit Agreements: In January 1997, American entered into two credit agreements (the American Credit Agreement) pursuant to which American may borrow a maximum combined principal amount of $900.0 million, of which $150.0 million was available only to finance the repurchase of certain note obligations of EZ which were assumed by the Company in connection with the EZ Merger (the EZ Note commitment) and has since been cancelled. In October 1997, the Tower Subsidiary entered into the 1997 ATS Credit Agreement, which replaced the previously existing credit agreement. All amounts outstanding under the previous agreement were repaid with proceeds from the 1997 ATS Credit Agreement. The 1997 ATS Credit Agreement provides the Tower Subsidiary with a $250.0 million loan commitment based on ATS maintaining certain operational ratios and an additional $150.0 million loan at the discretion of ATS, which is available through June 2005.

  In order to facilitate future growth and, in particular, to finance its construction program, ATS is in the process of negotiating an amended and restated loan agreement with its senior lenders, pursuant to which the existing maximum borrowing of the Operating Subsidiaries would be increased from $400.0 million to $900.0 million, subject to compliance with certain financial ratios, and ATS would be able to borrow an additional $150.0 million, subject to compliance with certain less restrictive ratios. Borrowings under an amended loan agreement would also be available to finance acquisitions. There can be no assurance that such negotiations will result in the execution of definitive loan agreements on terms satisfactory to ATS.

PENDING TRANSACTIONS

  CBS Merger: In September 1997, the Company entered into a merger agreement with CBS which was amended and restated in December 1997 pursuant to which the Company will become a wholly-owned subsidiary of CBS and each holder of ARS Common Stock, at the effective time of the CBS Merger, will receive for each share of ARS Common Stock held by such holder, $44.00 per share in cash and one share of ATS Common Stock of the same class as the ARS Common Stock to be surrendered. The balance of the shares of ATS owned by ARS will be distributed to holders of options to purchase ARS common stock and will be transferred to holders of ARS Convertible Preferred Stock upon conversion thereof. The CBS Merger has been approved by the ARS common stockholders and did not require approval of the CBS stockholders. Consummation of the CBS Merger, is conditioned on, among other things, the expiration or earlier termination of the HSR Act waiting period and approval of the Federal Communications Commission (FCC) of the transfer of control of ARS's radio broadcasting licenses. Subject to satisfaction of such conditions, the CBS Merger is expected to occur in the Spring of 1998.

 Pending Radio Transactions:

  Portsmouth: In March 1998, entered into an agreement to sell the assets of WQSO-FM and WZNN-AM serving Rochester, New Hampshire and WERZ-FM and WMYF-AM, serving Exeter, New Hampshire for approximately $6.0 million. Subject to the receipt of FCC approval, the transaction is expected to be consummated in the second quarter of 1998.

  Portland, Sacramento, San Francisco and San Jose: In April 1997, the Company entered into an asset exchange agreement pursuant to which it will acquire KINK-FM, serving Portland, Oregon, KUFX-FM

(formerly KBRG-FM), serving Fremont/San Francisco, California, $2.0 million in a promissory note to ARS due September 30, 1998 or at the time of certain earlier events, and 150,000 shares of common stock of Latin Communications, Inc., in exchange for KBRG-FM (formerly KBAY-FM), serving San Jose, and KRRE-FM (formerly KSSJ-FM), serving Sacramento. The agreement also provides for the exchange of KINK-FM for KBRG-FM in the event regulatory approval for the exchange of KUFX-FM and KRRE-FM cannot be obtained. The Justice Department has approved the exchange of KRRE-FM for KUFX-FM. The transaction is expected to be consummated in the second quarter of 1998. The Company began programming and marketing KINK-FM and KUFX-FM pursuant to an LMA agreement in January 1998. At the same time the purchaser of KBRG-FM began programming and marketing KBRG-FM pursuant to an LMA agreement.

  Sacramento: In March 1998, the Company expects to enter into an asset exchange agreement pursuant to which, subject to the receipt of FCC approval, the Company's KRAK-FM would exchange FCC frequencies with another radio station also located in the Sacramento market for approximately $4.4 million.

  San Jose and Monterey: In March 1997, the Company entered into a merger agreement pursuant to which the Company will acquire the assets of KEZR-FM serving San Jose and KLUE-FM serving Monterey, California in exchange for approximately 723,000 shares of Class A Common Stock valued at approximately $20.0 million and $4.0 million in cash. In June 1997, the Company and the seller each received a Civil Investigative Demand from the Antitrust Division of the Department of Justice requesting certain documentary materials regarding the merger and the purchase, sale, trade or other transfer of radio stations in San Jose, California. Subject to the receipt of FCC approval and resolution of the matters raised by the Antitrust Division described above, the acquisition is expected to be consummated in the second half of 1998.

  San Jose: In October 1997, the Company entered into an agreement to sell KSJO-FM for approximately $30.0 million. Subject to the receipt of FCC approval, the transaction is expected to be consummated in the first half of 1998.

  St. Louis: In September 1997, the Company entered into an agreement to sell the assets of KFNS-AM serving the St. Louis, Missouri market for approximately $3.8 million. Subject to the receipt of FCC approval, the transaction is expected to be consummated in the second quarter of 1998.

  Temple: In May 1997, the Company entered into an agreement to acquire radio station KKIK-FM, licensed to Temple, Texas (in the Austin area) for approximately $3.7 million. Subject to the approval of the FCC, the transaction is expected to be consummated in the second quarter of 1998.

  West Palm Beach: In July 1997, the Company entered into an agreement to acquire WTPX-FM for approximately $11.0 million. The Company began programming and marketing the station pursuant to an LMA in June 1997. In October 1997, the Company entered into an agreement to terminate these agreements.

  In October 1997, the Company entered into an agreement to sell WEAT-AM serving West Palm Beach, Florida for approximately $1.5 million. Subject to the receipt of FCC approval, the transaction is expected to be consummated in the second quarter of 1998.

 Pending Tower Subsidiary Transactions:

  In December 1997, the Tower Subsidiary entered into a merger agreement with American Tower Corporation (ATC) pursuant to which ATC will merge with and into ATS which will be the surviving corporation. Pursuant to the ATC merger, ATS expects to issue an aggregate of approximately 31.1 million shares of ATS Class A Common Stock (including shares issuable upon exercise of options to acquire ATC common stock which will become options to acquire ATS Class A Common Stock). ATC is engaged in the business of acquiring, developing, and leasing wireless communications sites to companies using or providing cellular telephone, paging, microwave and specialized mobile radio services and is located in 31 states, primarily in the western, eastern and southern United States. Consummation of the transaction is subject to, among other things, the expiration or earlier termination of the HSR Act waiting period, and is expected to occur in the Spring of 1998.

  In January 1998, the Tower Subsidiary entered into an agreement to purchase the assets relating to a teleport business serving the Washington, D.C. area for a purchase price of approximately $30.5 million, subject to receipt of FCC approval. The facility is located in northern Virginia, inside of the Washington Beltway, on ten acres.

  In February 1998, the Tower Subsidiary entered into an agreement to acquire a tower in Sacramento, California for approximately $1.2 million.

  In March 1998, ATS entered into a letter of intent to acquire a company which is in the process of constructing approximately 40 towers in the Tampa, Florida area, of which seven are presently operational. The purchase price will be equal to ten times the "Current Run Rate Cash Flow" at the time of closing which is expected to occur in the Spring of 1999. The purchase price is payable in shares of Class A Common Stock (valued at market prices shortly prior to closing) and, at the election of the seller, cash in an amount not to exceed 49% of the purchase price. "Current Run Rate Cash Flow" means twelve
(12) times the excess of net revenues over direct operating expenses for the month preceding closing. ATS is obligated to advance construction funds to the seller in an aggregate amount not to exceed $12.0 million in the form of a secured note (guaranteed by the stockholders on a nonrecourse basis and secured by the stock of the seller), of which approximately $2.1 million has been advanced to date or will be advanced in April 1998.

  Unless otherwise noted, consummation of these pending transactions is expected to occur in the first half of 1998.

COMPETITION

 Radio Broadcasting

  The financial success of each of the Company's radio stations is dependent, to a significant degree, upon its audience ratings and its share of the overall radio advertising revenue within its geographic market and the popularity of its programming within that market and, to a lesser extent, on the economic health of the geographic market in which it operates. Radio broadcasting is a highly competitive business. Each of the Company's radio stations competes for audience share and advertising revenue directly with other media, such as billboards, newspapers, television, magazines, direct mail, compact discs and music videos. With the elimination of restrictions on the number of radio stations which may be owned nationally by a single operator and the liberalization of local ownership restrictions effected by the Telecommunications Act of 1996, the radio industry is experiencing a concentration of ownership, as a result of which, competition may intensify as a limited number of larger companies with greater resources emerges. See Federal Regulation of Radio Broadcasting below.

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

  In addition to management experience, factors that may materially influence a station's competitiveness include the station's rank in its market, its authorized transmission power, general radio signal strength, audience characteristics, local program acceptance and the characteristics of other stations in the market area. The Company attempts to improve its competitive position in each market by devoting extensive research to its stations' programming, implementing advertising campaigns aimed at the demographic groups for which its stations program and managing its sales efforts to attract a larger share of advertising dollars.

 Tower Subsidiary

  ATS competes for antennae site customers with wireless carriers that own and operate their own tower networks and lease tower space to other carriers, site development companies that acquire space on existing towers for wireless providers and manage new tower construction, other national independent tower companies and traditional local independent tower operators. Wireless service providers that own and operate their own tower networks generally are substantially larger and have greater financial resources than ATS. ATS believes that tower location and capacity, price, quality of service and density within a geographic market historically have been and will continue to be the most significant competitive factors affecting owners, operators and managers of communications sites.

  ATS competes for acquisition and new tower construction site opportunities with wireless service providers, site developers and other independent tower operating companies, as well as financial institutions. ATS believes that competition for acquisitions and tower construction sites will increase and that additional competitors will enter the tower market, certain of which may have greater financial resources than ATS.

EMPLOYEES

  As of December 31, 1997, American employed 2,655 employees (1,910 full time and 745 part time persons). American has three agreements with the American Federation of Television and Radio Artists (AFTRA) covering various on-air personnel at four of its Boston stations, two of its Hartford stations and two of its Pittsburgh stations which expired on May 31, 1997 and are currently in negotiation. American also has agreements with the International Brotherhood of Electrical Workers, AFL-CIO (IBEW) in Boston, Cincinnati, and in Fresno which expired on March 1, 1997, and is currently in negotiation. American considers its relations with its employees, AFTRA, and IBEW to be satisfactory.

REGULATORY MATTERS

 Federal Regulation of Radio Broadcasting

  The radio broadcasting industry is subject to extensive and changing regulatory oversight, governing, among other things, technical operations, ownership and business and employment practices, and certain types of program content (including indecent and obscene program material).

  The ownership, operation and sale of radio broadcast stations (including those licensed to American) are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (Communications Act). The Communications Act prohibits the assignment of an FCC license or a transfer of control of an FCC licensee without the prior written approval of the FCC. In determining whether to grant requests for consents to such assignments or transfers, and in determining whether to grant or renew a radio broadcast license, the FCC considers a number of factors pertaining to the licensee (and proposed licensee) including compliance with alien ownership restrictions and rules governing the multiple ownership and cross-ownership of broadcast and other media properties, the "character" of the applicant and those persons or entities holding "attributable" interests in the applicant and compliance with the Anti-Drug Abuse Act of 1988. Among other things, the FCC assigns frequency bands for radio broadcast stations; issues, renews, revokes and modifies radio broadcast station licenses; regulates transmitting equipment used by radio broadcast stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content and employment and business practices of radio broadcast stations. The FCC also has the power to impose penalties for violations of its rules and the Communications Act.

  On February 8, 1996, the President signed the Telecommunications Act of 1996 which substantially amended the Communications Act. The Telecommunications Act, among other things, eliminated the national radio broadcast ownership restrictions in the FCC's broadcast ownership regulations and increased the number of radio broadcast stations that a single entity may own in a local radio market. The precise number of stations that may be commonly owned in a particular local market depends upon the number of commercial radio stations serving that market.

  Reference should be made to the Communications Act, the FCC's rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations.

 Communications Site Business

  Federal Regulations. Both the FCC and the FAA regulate towers used for wireless communications radio and television antenna. Such regulations control the siting, lighting, marking and maintenance of towers and may, depending on the characteristics of the tower, require registration of tower facilities and issuance of determinations of no hazard. Wireless communications devices operating on towers are separately regulated and independently licensed by the FCC based upon the regulation of the particular frequency used. In addition, the FCC also separately licenses and regulates television and radio stations broadcasting from towers. Depending on the height and location, proposals to construct new antenna structures or to modify existing antenna structures are reviewed by the FAA to ensure that the structure will not present a hazard to aircraft, and such a review is a prerequisite to FCC authorization of communication devices placed on a tower. Tower owners also may bear the responsibility for notifying the FAA of any tower lighting failures. ATS generally indemnifies its customers against any failure to comply with applicable standards. Failure to comply with applicable requirements may lead to civil penalties.

  The introduction and development of digital television also may affect ATS and some of its largest customers. In addition, the structural and power requirements for DTV transmission facilities may necessitate the relocation of many currently co-located FM antennae. The construction and reconstruction of this substantial number of antenna structures presents a potentially significant state and local regulatory obstacle to the communications site industry. As a result, the FCC has solicited comments on whether, and in what circumstances, the FCC should preempt state and local zoning and land use laws and ordinances regulating the placement and construction of communications sites. There can be no assurance as to whether or when any such federal preemptive regulations may be promulgated or, if adopted, what form they might take, whether they would be more or less restrictive than existing state and local regulations, or whether the constitutionality of such regulation, if challenged, would be upheld.

  Local Regulations. Local regulations include city and other local ordinances, zoning restrictions and restrictive covenants imposed by local authorities. These regulations vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction. Local regulations can delay or prevent new tower construction or site upgrade projects, thereby limiting ATS's ability to respond to customer demand. In addition, such regulations increase costs associated with new tower construction. There can be no assurance that existing regulatory policies will not adversely affect the timing or cost of new tower construction or that additional regulations will not be adopted which increase such delays or result in additional costs to ATS. Such factors could have a material adverse effect on ATS's financial condition or results of operations.

ENVIRONMENTAL MATTERS

  Under various federal, state and local environmental laws, ordinances and regulations, an owner of real estate or a lessee conducting operations thereon may become liable for the costs of investigation, removal or remediation of soil and groundwater contaminated by certain hazardous substances or wastes. Certain of such laws impose cleanup responsibility and liability without regard to whether the owner or operator of the real estate or operations thereon knew of or was responsible for the contamination, and whether or not operations at the property have been discontinued or title to the property has been transferred. The owner or operator of contaminated real estate also may be subject to common law claims by third parties based on damages and costs resulting from off-site migration of the contamination. In connection with its former and current ownership or operation of its properties, American and, in particular, ATS may be potentially liable for environmental costs such as those discussed above.

  American believes it and ATS are in compliance in all material respects with all applicable material environmental laws. ATS has not received any written notice from any governmental authority or third party asserting, and is not otherwise aware of, any material environmental non-compliance, liability or claim relating to hazardous substances or wastes or material environmental laws. However, no assurance can be given (i) that there are no undetected environmental conditions for which ATS might be liable in the future or (ii) that future regulatory action, as well as compliance with future environmental laws, will not require ATS to incur costs that could have a material adverse effect on ATS's financial condition and results of operations.

ITEM 2. PROPERTIES.

  American's corporate headquarters are located in leased facilities at 116 Huntington Avenue, Boston, Massachusetts.

  The properties used by American's radio stations and owned by the Tower Subsidiary consist of office and studio facilities, towers, and tower and transmitter sites. Station studio and sales offices are generally located in a downtown or business district. Antennas are located on either American-owned or leased towers. Transmitter and tower sites are generally located to provide maximum market coverage. American believes that owning its tower and transmitter sites is an important goal for the Company inasmuch as such ownership provides a station with the stabilizing benefits of predictable cash flow and lower fixed operating costs.

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

  ATS's interests in its communications sites are comprised of a variety of fee interests, leasehold interests created by long-term lease agreements and private easements, as well as easements, licenses or rights-of-way granted by government entities. In rural areas, a communications site typically consists of a three to five acre tract which supports towers, equipment shelters and guy wires to stabilize the structure. Less than 2,500 square feet are required for a self-supporting tower structure of the kind typically used in metropolitan areas. Land leases generally have twenty (20) to twenty-five (25) year terms, with three five-year renewals, or are for five-year terms with automatic renewals unless ATS otherwise specifies. Some land leases provide "trade-out" arrangements whereby ATS allows the landlord to use tower space in lieu of paying all or part of the land rent. Pursuant to its loan agreement, the senior lenders have liens on substantially all of the fee interests, leasehold interests and other assets of the Operating Subsidiary which owns, directly or, in certain cases, through subsidiaries all of the assets of the consolidated group.

ITEM 3. LEGAL PROCEEDINGS.

  From time to time, American becomes involved in various claims and lawsuits that are incidental to its business. In the opinion of American's management, there are no legal or regulatory proceedings pending against American which could have a material impact on financial position, the results of operations or liquidity.

  In February 1998, various letters alleging that WEGQ-FM, Lawrence, Massachusetts, caused blanketing interference were filed at the FCC against the station's pending license renewal application. American is investigating the complaint and preparing a response. In March 1998, a letter complaining about the programming of WPXY-FM, Rochester, New York, was filed with the FCC against the station's renewal application. American has filed an opposition to the programming complaint. The FCC has indicated that it considers the complaints against both stations to be informal objections.

  On August 13, 1997, a petition to deny alleging multiple ownership violations, assertion of excessive control by American, and lack of candor with respect to radio stations in the West Palm Beach market was filed against American's application to acquire WTPX-FM, Jupiter, Florida, which was submitted to the FCC in File No. BALH-970703GM (the WTPX-FM Application). On September 16, 1997, American and the seller jointly requested the dismissal of the WTPX-FM Application. The FCC granted the request without prejudice to whatever further action, if any, the Commission may deem appropriate with respect to the matters raised in the petition, and dismissed the petition as moot. American is reviewing the allegations to ensure compliance with applicable law.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  On December 19, 1997, holders of Class A Common Stock, par value $.01 per share, and Class B Common Stock, par value $.01 per share (collectively, the Common Stock) of American, owning of record shares representing in excess of 50% of the combined voting power of all the outstanding Common Stock as of December 19, 1997, consented in writing pursuant to Sections 228 and 251 of the Delaware General Corporation Law to (i) the approval and adoption of the Amended and Restated Agreement and Plan of Merger, by and among American, CBS and R Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of CBS (CBS Sub), dated as of December 18, 1997 (Amended Agreement), pursuant to which CBS Sub will merge with and into American and American will become a subsidiary of CBS, and the transactions contemplated thereby and (ii) the approval and adoption of the Agreement and Plan of Merger between American and ATS Merger Corporation, a Delaware corporation and wholly-owned subsidiary of American, dated as of December 18, 1997 (the Tower Merger Agreement), which provides for the merger (the Tower Merger) of ATS Merger Corporation with and into American, and the transactions contemplated thereby.

  Because the stockholders having given their written consent to the approval and adoption of the Amended Agreement and Tower Merger Agreement own shares representing in excess of 50% of the voting power of the outstanding American Common Stock, their written consent is sufficient to approve and adopt the Amended Agreement and the Tower Merger Agreement under the Delaware General Corporation Law without regard to the consent/vote of any other stockholder of American. For this reason, American will not call a meeting of the stockholders to vote on the Amended Agreement or the Tower Merger Agreement nor will American ask the holders of American Common Stock for a proxy relating thereto.

                                   PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

  Shares of the Company's Class A Common Stock, par value $.01 per share (the Class A Shares) were quoted on the Nasdaq National Market System under the symbol "AMRD" from the consummation of the Common Stock initial public offering in June 1995 through February 4, 1997. On February 5, 1997, the Company began trading on the New York Stock Exchange under the symbol "AFM". The following table sets forth, for the calendar quarters indicated, the high and low closing sales prices of the Class A Shares while quoted on the New York Stock Exchange and the Nasdaq National Market System, as reported in published financial sources. There is no public trading market for the Company's Class B Common Stock, par value $.01 per share (the Class B Shares), or the Company's Class C Common Stock, par value $.01 per share (the Class C Shares).

                                                                HIGH      LOW
                                                              -------- ---------
      1997:
      First Quarter.......................................... $36 1/4  $28 1/4
      Second Quarter.........................................  39 7/8   25 3/4
      Third Quarter..........................................  51 7/8   38 13/16
      Fourth Quarter.........................................  53 5/16  47 5/8
                                                                HIGH      LOW
                                                              -------- ---------
      1996:
      First Quarter.......................................... $34 1/2  $25
      Second Quarter.........................................  43 1/2   30 1/4
      Third Quarter..........................................  43       33
      Fourth Quarter.........................................  37 3/4   23 7/8
                                                                HIGH      LOW
                                                              -------- ---------
      1995:
      Second Quarter (commencing June 9, 1995)............... $26      $18 1/4
      Third Quarter..........................................  29 3/4   23
      Fourth Quarter.........................................  28 1/2   19 1/2

  As of March 22, 1998, there were 317 holders of record (which number does not include the number of stockholders whose shares are held of record by a broker or clearing agency but does include each such brokerage house or clearing agency as one record holder) of the Class A Shares; 46 holders of record of the Class B shares; and one holder of record of the Class C shares.

  The Company has not paid dividends on its shares of Common Stock, and the payment of dividends on Common Stock is restricted by the terms of the American Credit Agreement, the Indenture under which the 9% Senior Subordinated Notes were issued in February 1996 and the 9.75% EZ Senior Subordinated Notes. It is not anticipated that any dividends will be paid on any shares of any class of the Company's Common Stock in the foreseeable future.

ITEM 6. SELECTED COMBINED FINANCIAL DATA OF AMERICAN AND THE
        PREDECESSOR ENTITIES.

  The following Selected Combined Financial Data have been derived from the consolidated financial statements of American and its predecessor entities. On November 1, 1993, American commenced operations following the merger of four radio broadcasting entities: Stoner Broadcasting Systems, Inc., Atlantic Radio, L.P., Multi Market Communications, Inc. and Boston AM Radio Corporation (collectively, the Predecessor Entities). The following financial data present the combined operating results and financial position of the Predecessor Entities for the periods prior to the date of the Combination (November 1, 1993) for the ten months ended October 31, 1993 as if such entities had combined effective October 31, 1993 or, if later, the commencement of operations of certain Predecessor Entities. The information as of December 31, 1994, 1995, 1996 and 1997 and for each of the years then ended is based on the historical American consolidated financial statements. This selected financial data should be read in connection with such financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K.

                      SELECTED COMBINED FINANCIAL DATA(1)

                      AMERICAN RADIO SYSTEMS CORPORATION
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                          COMBINED
                         PREDECESSOR
                         ENTITIES(2) AMERICAN(2)  COMBINED(2)                AMERICAN
                         ----------- ------------ ------------ ---------------------------------------
                                         TWO
                         TEN MONTHS     MONTHS        YEAR
                            ENDED       ENDED        ENDED           YEARS ENDED DECEMBER 31,
                         OCTOBER 31, DECEMBER 31, DECEMBER 31, ---------------------------------------
                            1993         1993         1993       1994      1995      1996      1997
                         ----------- ------------ ------------ --------  --------  -------- ----------
STATEMENT OF OPERATIONS
 DATA:
Net revenues............   $45,010     $ 8,943      $53,953    $ 68,034  $ 97,772  $178,019 $  374,118
Operating income
 (loss).................      (845)         91         (754)      5,756    14,452    27,031     55,033
Income (loss) before
 extraordinary losses...    (4,877)       (447)      (5,324)        (73)    9,105     5,135     (7,649)
Extraordinary losses-
 net....................                                         (1,160)     (817)              (2,333)
Net income (loss)
 applicable to common
 stockholders...........    (4,877)       (447)      (5,324)     (3,120)    7,473       162    (41,146)
Basic income (loss)
 before extraordinary
 losses per common
 share..................               $  (.08)                $   (.21) $    .70  $    .01 $    (1.42)
Diluted income (loss)
 before extraordinary
 losses per common
 share..................               $  (.08)                $   (.21) $    .65  $    .01 $    (1.42)
                                       =======                 ========  ========  ======== ==========
BALANCE SHEET DATA:
Working capital.........   $ 1,331     $ 8,496                 $ 16,342  $ 22,045  $ 34,986 $   72,464
Total assets............    64,236      63,424                  158,121   248,796   796,303  2,054,205
Long-term debt,
 including current
 portion and deferred
 interest...............    59,610      57,355                  130,590   152,504   330,672    924,154
Redeemable Preferred
 Stock..................                                                                       215,550

--------
(1) Year-to-year comparisons are significantly affected by the timing of acquisitions and dispositions of radio stations, which have been numerous during the periods shown. See "Business" for a description of the acquisitions and dispositions made in 1997.
(2) The information for the Combined Predecessor Entities includes the results of operations of the following entities for the following periods: Stoner and Atlantic--the ten months ended October 31, 1993; Multi Market--the sum of (a) eight-twelfths of the fiscal year ended August 31, 1993, and (b) the historical results for the two months ended October 31, 1993 (included in the ten months ended October 31, 1993); and Boston AM--the ten months ended October 31, 1993 (in that period). In addition, the 1993 financial information combines the Predecessor Entities for the ten months ended October 31, 1993 and historical American financial statements for the two month period ended December 31, 1993.

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

                   SBS HOLDING, INC. AND SUBSIDIARY (STONER)
                                 (IN THOUSANDS)

                                                                     TEN MONTHS
                                                                        ENDED
                                                                     OCTOBER 31,
                                                                        1993
                                                                     -----------
STATEMENT OF OPERATIONS DATA:
Net revenues........................................................   $20,797
Income before change in accounting principle(a).....................     2,272
Net income..........................................................     2,117
                                                                       =======
BALANCE SHEET DATA:
Working capital.....................................................   $ 3,868
Total assets........................................................    30,692
Long-term debt, including current portion...........................    27,000

--------
(a) Includes cumulative effect of adopting Statement of Financial Accounting Standards (FAS) No. 109, Accounting for Income Taxes, ($155).

                     ATLANTIC RADIO, L.P. AND SUBSIDIARIES
                                 (IN THOUSANDS)

                                                                     TEN MONTHS
                                                                        ENDED
                                                                     OCTOBER 31,
                                                                        1993
                                                                     -----------
STATEMENT OF OPERATIONS DATA:
Net revenues........................................................   $18,643
Net loss............................................................    (4,830)
                                                                       =======
BALANCE SHEET DATA:
Working capital (deficiency)........................................   $ 1,174
Total assets........................................................    21,767
Long-term debt, including current portion...........................    23,779

                       MULTI MARKET COMMUNICATIONS, INC.
                                (IN THOUSANDS)

                                                                     TWO MONTHS
                                                          YEAR ENDED    ENDED
                                                          AUGUST 31, OCTOBER 31,
                                                             1993      1993(A)
                                                          ---------- -----------
STATEMENT OF OPERATIONS DATA:
Net revenues.............................................  $ 3,355     $   510
Loss before extraordinary gain(b)........................     (597)       (115)
Net loss.................................................     (238)       (115)
                                                           =======     =======
BALANCE SHEET DATA:
Working capital (deficiency).............................  $(3,664)    $(3,727)
Total assets.............................................    6,532       6,423
Long-term debt, including current portion................    4,250       4,200

--------
(a) Comparison of the fiscal year ended August 31 on a pro rata basis to the two months ended October 31, 1993 is significantly affected due to seasonality.
(b) Represents gain on the forgiveness of debt.

                          BOSTON AM RADIO CORPORATION
                                (IN THOUSANDS)

                                                                    TEN MONTHS
                                                                       ENDED
                                                                    OCTOBER 31,
                                                                      1993(A)
                                                                    -----------
STATEMENT OF OPERATIONS DATA:
Net revenues.......................................................   $ 2,823
Net loss...........................................................    (1,807)
                                                                      =======
BALANCE SHEET DATA:
Working capital....................................................   $    16
Total assets.......................................................     5,354
Long-term debt, including current portion and deferred interest....     4,631

--------
(a) Comparison of the fiscal year ended December 31 on a pro rata basis to the ten months ended October 31, 1993 is significantly affected due to seasonality.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's Report on Form 10-K contains "forward-looking statements" including statements concerning projections, plans, objectives, future events or performance and underlying assumptions and other statements which are other than statements of historical fact. The Company wishes to caution readers that the following important factors, among others, may have affected and could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company: (a) the Company's ability to meet debt service requirements; (b) the Company's ability to compete successfully with other radio broadcasters; (c) the possibility of adverse governmental action or regulatory restrictions from those administering the antitrust laws, the FCC or other governmental authorities;
(d) the availability of funds under its credit agreements to fund acquisitions for the foreseeable future, or, if such funds are inadequate, the ability of the Company to obtain new or additional debt or equity financing and the potential dilutive effect of any such equity financing and (e) the Company's ability to successfully operate existing and any subsequently acquired stations and towers, particularly with the increasing number and geographic diversity of its operations.

GENERAL

  The Company's financial results are dependent on a number of factors, including the general strength of the local and national economies, population growth, ability to provide popular programming, local market competition, relative efficiency of radio broadcasting compared to other advertising media, signal strength and government regulation and policies. The primary operating expenses involved in owning and operating radio stations are employee salaries, depreciation and amortization, programming, solicitation of advertising and promotion. The Company's tower segment revenues and operating expenses do not exceed 6% of the Company's consolidated totals for all periods presented and are not discussed separately.

  The Company's revenues are affected primarily by the advertising rates the Company's stations are able to charge. These rates are in large part based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by quarterly reports by independent national rating services. Because audience ratings in the local market are crucial to a station's financial success, the Company endeavors to develop strong listener loyalty. The Company believes that the diversification of formats on its radio stations helps the Company to insulate itself from the effects of changes in musical tastes of the public for any particular format.

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

  Most advertising contracts are short-term and generally run only for a few weeks. In each of 1995, 1996 and 1997, approximately 77% of the Company's revenue was generated from local advertising, which is sold primarily by each station's sales staff. To generate national advertising sales, the Company engages an independent advertising sales representative that specializes in national sales for each of its stations.

  The Company's first calendar quarter historically produces the lowest revenues for the year, while each of the other quarters produces higher and roughly equivalent revenues.

RESULTS OF OPERATIONS

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  As of December 31, 1996, the Company owned and/or operated forty-eight FM and twenty-three AM stations. As of December 31, 1995, the Company owned and/or operated fifteen FM and nine AM stations. During 1996, the Tower Subsidiary also continued to increase the number of tower sites and management agreements with several acquisitions. These transactions have significantly affected operations for the year ended December 31, 1996 as compared to the year ended December 31, 1995. See the Notes to the Consolidated Financial Statements for a description of the 1996 station acquisitions.

  Net revenues were $178.0 million for the year ended December 31, 1996 compared to $97.8 million in 1995, an increase of $80.2 million or 82.0%. This increase was attributable to revenue growth in certain of the Company's existing markets and more importantly the impact of the 1996 station acquisitions. In addition, the 1995 major league baseball labor dispute adversely impacted the Company's 1995 financial performance.

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

  Broadcast cash flow (i.e., operating income before net LMA expenses, depreciation and amortization and corporate general and administrative expense) was $58.0 million for the year ended December 31, 1996 compared to $31.3 million for the year ended December 31, 1995, a $26.7 million or 85.3% increase. Broadcast cash flow margins were 32.6% in 1996 compared to 32.0% in 1995.

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  As of December 31, 1997, the Company owned and/or operated seventy-six FM and twenty-five AM stations. See the Notes to the Consolidated Financial Statements for a description of the 1997 station acquisitions and dispositions. During 1997, the Tower Subsidiary also continued to increase the number of tower sites and management agreements with several acquisitions. These transactions have significantly affected operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996.

  Net revenues were $374.1 million for the year ended December 31, 1997 compared to $178.0 million for 1996, an increase of $196.1 million or 110.2%. This increase was attributable to revenue growth in some of the Company's existing markets and, to a more substantial extent, the impact of the EZ Merger in 1997 and acquisitions that occurred in the latter half of 1996 and during 1997.

  Operating expenses excluding net local marketing agreement expenses, depreciation and amortization and corporate general and administrative expenses were $241.8 million for the year ended December 31, 1997 compared to $120.0 million for the same period in 1996, an increase of $121.8 million or 101.5%. This increase was due to the impact of increased costs associated with the Company's revenue growth and acquisitions.

  Net local marketing agreement expenses were $2.3 million for the year ended December 31, 1997 compared to $8.1 million for 1996, a decrease of $5.8 million. Local marketing agreement expenses for the year ended December 31, 1997 and 1996 are presented net of approximately $4.1 million and $2.3 million, respectively, of revenues earned under such agreements. The change in the balances for each period are based on the timing of pending station acquisitions and dispositions.

  Depreciation and amortization was $64.7 million and $17.8 million for the year ended December 31, 1997 and 1996, respectively, an increase of $46.9 million. This increase was primarily attributable to the impact of increased expenses associated with the increase in depreciable and amortizable assets resulting from the 1996 and 1997 acquisitions.

  Merger costs were $2.0 million for the year ended December 31, 1997 and result from costs incurred to date in connection with the pending sale of radio properties to CBS.

  Corporate general and administrative expenses increased to $8.2 million for the year ended December 31, 1997 from $5.0 million for the year ended December 31, 1996, an increase of $3.2 million or 64.0%. This increase was primarily attributable to the higher personnel costs associated with supporting the Company's greater number of stations and tower properties.

  Interest expense was $59.7 million for the year ended December 31, 1997 compared to $22.3 million for the 1996 period, an increase of $37.4 million or 167.7%. The increase is related to higher borrowing levels under the Company's credit agreements in 1997 as compared to 1996 which resulted from the 1996 and 1997 acquisitions.

  Interest income was $2.4 million for the year ended December 31, 1997 compared to $5.5 million for the year ended December 31, 1996, a decrease of $3.1 million. The decrease is attributable to lower investable cash balances in 1997 and higher interest income earned on certain station investment notes in 1996 as compared to 1997.

  Loss on the sale of assets and other, net was $5.7 million and $0.3 million for the year ended December 31, 1997 and 1996, respectively. The 1997 loss was primarily attributed to the loss on the termination of an acquisition in West Palm Beach, FL somewhat offset by gains on certain asset and station sales. The loss in 1996 was primarily attributable to the loss on the sale of a station in Hartford, CT and to a lesser extent, losses on the sales of assets associated with the integration of certain station facilities.

  The income tax benefit for the year ended December 31, 1997 was $0.5 million as compared to a provision of $4.8 million for year ended December 31, 1996. The effective tax rate for the year ended December 31, 1997 was approximately 5.1% compared to 48.4% in 1996. The effective rate in 1997 is due to the effect of permanent differences, principally amortization of non-deductible goodwill.

  Extraordinary losses for the year ended December 31, 1997 were $2.3 million, net of a $1.5 million tax benefit. The extraordinary losses were a result from the write-off of certain deferred financing costs pursuant to the extinguishment of debt under the Company's previous credit agreements.

  Preferred stock dividends for the year ended December 31, 1997 were $31.2 million compared to $5.0 million for the 1996 period. The dividends for the 1997 period include $9.6 million of dividends attributable to the Convertible Preferred Stock issued in late June 1996 and $21.6 million of dividends attributable to the Cumulative Exchangeable Preferred Stock issued in late January 1997. The dividends for the 1996 dividends are attributable to the Convertible Preferred Stock.

  Net loss applicable to common stockholders was $41.1 million for the year ended December 31, 1997 compared to net income applicable to common stockholders of $0.2 million for the year ended December 31, 1996, as a result of the factors discussed above.

  Broadcast cash flow was $132.3 million for the year ended December 31, 1997 compared to $58.0 million for the year ended December 31, 1996, a $74.3 million or 128.1% increase. Broadcast cash flow margins were 35.4% in 1997 compared to 32.6% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's liquidity needs arise from its acquisition-related activities, debt service, working capital, capital expenditures and dividend payments. Historically, the Company has met its operational liquidity needs with internally generated funds and has financed the acquisition of radio broadcasting properties and tower related properties, including related working capital needs, with a combination of bank borrowings and proceeds from the sale of the Company's equity and debt securities. For the year ended December 31, 1997 cash flows provided by operating activities were $43.3 million, as compared to $15.7 million for the year ended December 31, 1996 and $9.7 million for the year ended December 31, 1995.

  Cash flows used for investing activities were $645.1 million for the year ended December 31, 1997 as compared to $421.9 million for the year ended December 31, 1996 and $81.2 million for the year ended December 31, 1995. The increase is attributable to the increased acquisition activity in 1997 from year to year.

  Cash provided by financing activities was $608.0 million for the year ended December 31, 1997 as compared to $412.8 million for the year ended December 31, 1996 and $72.2 for the year ended December 31, 1995. The increase in 1997 is due to the exchangeable preferred stock offering described below and the impact of borrowings under the Company's credit agreements.

  Offering: In January 1997, the Company consummated a private offering of 2,000,000 shares of Cumulative Exchangeable Preferred Stock. Net proceeds to the Company from the offering were approximately $192.1 million. Proceeds of the offering were used initially to repay indebtedness and thereafter to fund acquisitions. Dividends on the Cumulative Exchangeable Preferred Stock are cumulative at an annual rate of 11 3/8% (equivalent to $11.375 per share) and are payable quarterly in cash, or, at the Company's election, on or prior to January 15, 2002, with the issuance of additional shares. The Cumulative Exchangeable Preferred Stock possesses mandatory redemption features and has been classified accordingly in the financial statements.

  Credit Agreements: As of December 31, 1997, the Company had approximately $924.2 million of total long-term debt (including the current portion thereof) outstanding. This included approximately $593.5 million of borrowings outstanding under the Company's and the Tower Subsidiary's credit agreements and $325.0 million outstanding under Senior Subordinated Notes. In January 1997, the Company entered into new credit agreements with a syndicate of banks (the 1997 Credit Agreement) which replaced the $300.0 million previous Credit Agreement. The 1997 Credit Agreement consists of two separate lending agreements, providing for facilities consisting of a $550.0 million reducing revolver credit facility, a $200.0 million revolving credit converting to a term loan facility and a $150.0 million term loan facility, which was available only to repurchase, if required, certain note obligations of EZ which were assumed by the Company in connection with the EZ Merger. As described below, the Company was not required to repurchase any of the 9.75% Notes, and therefore such commitment was canceled in May 1997.

  In October 1997, the Tower Subsidiary entered into the 1997 ATS Credit Agreement, which replaced the previously existing credit agreement. All amounts outstanding under the previous agreement were repaid with proceeds from the 1997 ATS Credit Agreement. The 1997 ATS Credit Agreement provides the Tower Subsidiary with a $250.0 million loan commitment based on ATS maintaining certain operational ratios and an additional $150.0 million loan at the discretion of ATS, which is available through June 2005. In order to facilitate future growth and, in particular, to finance its construction program, ATS is in the process of negotiating an amended and restated loan agreement with its senior lenders, pursuant to which the existing maximum borrowing of the Operating Subsidiaries would be increased from $400.0 million to $900.0 million, subject to compliance with certain financial ratios, and ATS would be able to borrow an additional $150.0 million, subject to compliance with certain less restrictive ratios. Borrowings under an amended loan agreement would also be available to finance acquisitions. There can be no assurance that such negotiations will result in the extension of definitive loan agreements on terms satisfactory to ATS. In connection with the refinancing, the Company expects to recognize an extraordinary loss of approximately $1.4 million, net of a tax benefit of $0.9 million, during the second quarter of 1998.

  In order to finance acquisitions of radio stations, tower related properties and for general corporate purposes, the Company has borrowed and expects to continue to borrow under its credit agreements. As part of the EZ Merger, the Company assumed EZ's obligations with respect to $150.0 million principal amount of the 9.75% EZ Notes and repaid all borrowings under the EZ credit facility with borrowings from the 1997 Credit Agreement. As required by the closing of the EZ Merger, the Company was required to offer to purchase the 9.75% EZ Notes at 101% of their principal amount. Such offer expired in May 1997 and, no such notes were tendered for repurchase.

  Tower Separation: Based on a $16.00 per share price, the Tower Separation will result in a taxable gain to ARS, of which approximately $20.0 million will be borne by ARS and the remaining obligation (currently estimated at approximately $113.0 to $153.0 million) will be required to be paid by ATS pursuant to provisions of the Merger Agreement. This liability is expected to be paid with borrowings under ATS' loan agreement or proceeds from equity financings and the timing of such payments is dependent upon the timing of the merger consummation. Such estimated tax liability would increase or decrease by approximately $14.8 million for each $1.00 per share increase or decrease in the fair market value of the ATS Common Stock.

  The Merger Agreement also provides for closing date balance sheet adjustments based upon the working capital and specified debt levels (including the liquidation preference of the ARS Cumulative Preferred Stock) of ARS at the effective time of the Merger which may result in payments to be made by either ARS or ATS to the other party following the closing date of the Merger. ATS will benefit from or bear the cost of such adjustments. Since the amounts of working capital and debt are dependent upon future operations and events, including without limitation cash flow from operations, capital expenditures, and expenses of the Merger and the Tower Separation, neither ARS nor ATS is able to state with any degree of certainty what payments, if any, will be owed following the closing date by either ARS or ATS to the other party.

  ATS Stock Purchase Agreement: On January 22, 1998, the Tower Subsidiary consummated the transactions contemplated by the stock purchase agreement (ATS Stock Purchase Agreement), dated as of January 8, 1998, with Steven B. Dodge, Chairman of the Board, President and Chief Executive Officer of ARS and ATS, and certain other officers and directors of ARS (or their affiliates or family members or family trusts), pursuant to which those persons purchased 8.0 million shares of ATS Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $80.0 million, including 4.0 million shares by Mr. Dodge for $40.0 million. Payment of the purchase price was in the form of cash aggregating approximately $30.6 million and in the form of notes aggregating approximately $49.4 million due on the earlier of the consummation of the CBS Merger or, in the event the CBS Merger Agreement is terminated, December 31, 2000. The notes bear interest at the six-month London Interbank Rate, from time to time, plus 1.5% per annum, and are secured by shares of ARS Common Stock having a fair market value of not less than 175% of the principal amount of and accrued and unpaid interest on the notes. The notes are prepayable at any time at the option of the obligor and will be due and payable, at the option of the Tower Subsidiary, in the event of certain defaults as described in the agreement.

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

  The Company has entered into numerous station and tower acquisition and related agreements (see the Notes to the Consolidated Financial Statements). The consummation of many of these agreements is subject to, among other things, FCC approval and in some cases expiration or earlier termination of the HSR Act waiting period and the negotiation of definitive agreements. Unless otherwise noted, the Company intends to effect all of the transactions as soon as the necessary approvals are obtained. The Company intends to finance the acquisitions with available cash, borrowings under the credit agreements, and, in certain cases, issuance of equity securities.

  ARS and ATS made approximately $24.1 million and $20.6 million, respectively, in capital expenditures for the year ended December 31, 1997, principally related to tower construction and office consolidations. The Company expects capital expenditures in 1998 to be approximately $29.0 million and $133.0 million for ARS and ATS, respectively, consisting principally of tower construction, office consolidations and ongoing technical improvements. To the extent that funds generated from operations, or available cash, are insufficient to finance non-recurring capital expenditures, ARS and ATS would seek to borrow the necessary funds under their respective credit agreements.

YEAR 2000

  The Company is aware of the issues associated with the Year 2000 as it relates to information systems. The Year 2000 is not expected to have a material impact on the Company's current information systems because its software is either already Year 2000 compliant or required changes are not expected to be material. Based on the nature of the Company's business, the Company anticipates it is not likely to experience material business interruption due to the impact of Year 2000 compliance on its customers and vendors. As a result, the Company does not anticipate that incremental expenditures to address Year 2000 compliance will be material to the Company's liquidity, financial position or results of operations over the next few years.

INFLATION

  The impact of inflation on the Company's operations has not been significant to date. However, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB released FAS No. 130 "Reporting Comprehensive Income" (FAS 130), and FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). These pronouncements will be effective in 1998. FAS 130 establishes standards for reporting comprehensive income items and will require the Company to provide a separate statement of comprehensive income; reported financial statement amounts will be affected by this adoption. FAS 131 established standards for reporting information about the operating segments in a company's annual report and interim reports and will require the Company to adopt this standard in 1998.

  In February 1998, the FASB released SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits," (FAS 132) which the Company will be required to adopt in 1998. FAS 132 will require additional disclosure concerning changes in the Company's pension obligations and assets and eliminates certain other disclosures no longer considered useful. Adoption will not have any effect on reported results of operations or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The following consolidated financial statements of American Radio Systems Corporation are filed herein.

  American Radio Systems Corporation and Subsidiaries

    Independent Auditors' Report
    Consolidated Balance Sheets as of December 31, 1996 and 1997
    Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997
    Consolidated Statements of Stockholders' Equity (Deficiency) for each of the three years in the period ended December 31, 1997
    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997
    Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF AMERICAN

  Set forth below are the name and age of each director, his principal occupation and business experience during the past five years and the names of other companies of which he serves as a director as of March 30, 1998.

                           PRINCIPAL OCCUPATIONS AND BUSINESS EXPERIENCE DURING
   DIRECTOR                                THE PAST FIVE YEARS
   --------                ----------------------------------------------------
 Steven B. Dodge ........ Mr. Dodge has been Chairman of the Board, President
  Age 52                  and Chief Executive Officer since the founding of the
                          Company on November 1, 1993. Mr. Dodge was the
                          founder in 1988 of Atlantic Radio, L.P. (Atlantic),
                          one of the predecessors of the Company, and served as
                          Chief Executive Officer of the general partner of
                          Atlantic. Prior to forming Atlantic, Mr. Dodge served
                          as Chairman and Chief Executive Officer of American
                          Cablesystems Corporation, a cable television company
                          he founded in 1978 and which was merged into
                          Continental Cablevision, Inc. in 1988. Mr. Dodge
                          serves as a director of American Media, Inc. and the
                          National Association of Broadcasters (the NAB).
 Thomas H. Stoner ....... Mr. Stoner has been Chairman of the Executive
  Age 63                  Committee and the Compensation Committee of the Board
                          since the founding of the Company. Mr. Stoner founded
                          Stoner Broadcasting Systems, Inc. (Stoner) in 1965.
                          Stoner, which was one of the predecessors of
                          American, operated radio stations for over 25 years
                          in large, medium and small markets. Mr. Stoner is a
                          director of Gaylord Container Corporation and a
                          trustee of the Chesapeake Bay Foundation.
 Alan L. Box ............ Mr. Box has served as a director and Executive Vice
  Age 46                  President since the consummation of the merger of EZ
                          Communications, Inc. into American (EZ Merger). In
                          1974, he was the General Manager of EZ's Washington,
                          D.C. area radio station. He became Executive Vice
                          President and General Manager and a director of EZ in
                          1979, President of EZ in 1985 and Chief Executive
                          Officer of EZ in 1995. He serves as a director of
                          George Mason Bankshares Inc. and George Mason Bank.
                          Previously, Mr. Box served as the Chairman of the NAB
                          Digital Audio Broadcast Task Force and as a director
                          of the NAB.
 Joseph L. Winn ......... Mr. Winn has been the Treasurer, Chief Financial
  Age 46                  Officer and a director since the founding of the
                          Company. In addition to serving as Chief Financial
                          Officer of the Company, Mr. Winn was Co-Chief
                          Operating Officer responsible for Boston operations
                          until May 1994 when Mr. Gehron joined American. Mr.
                          Winn served as Chief Financial Officer and a director
                          of the general partner of Atlantic since its
                          organization. He also served as Executive Vice
                          President of the general partner of Atlantic from its
                          organization until June 1992, and as its President
                          from June 1992 until the organization of American.
                          Atlantic was one of the predecessors of the Company.
                          Prior to joining Atlantic, Mr. Winn served as Senior
                          Vice President and Corporate Controller of American
                          Cablesystems since joining that company in 1983.
 Charlton H. Buckley..... Charlton H. Buckley was elected a director in August
  Age 60                  1996. Mr. Buckley is the founder, President and Chief
                          Executive Officer of Henry Broadcasting Company
                          (HBC). Mr. Buckley is also President and 100% owner
                          of Steele Park Resort, Inc., which owns and operates
                          a resort on Lake Berryessa in California's Napa
                          Valley, and is a co-founder of World Asphalt Company,
                          a manufacturer of roofing products located in
                          Sacramento, CA. Mr. Buckley has been involved in the
                          radio broadcast industry since 1983 when HBC acquired
                          its first stations in Portland, Oregon. Prior to that
                          time, Mr. Buckley was involved in the construction
                          business.

                           PRINCIPAL OCCUPATIONS AND BUSINESS EXPERIENCE DURING
   DIRECTOR                                THE PAST FIVE YEARS
   --------                ----------------------------------------------------
 Arnold L. Chavkin ...... Mr. Chavkin has been a director since the founding of
  Age 46                  the Company. Mr. Chavkin is a general partner of
                          Chase Capital Partners (CCP), previously known as
                          Chemical Venture Partners (CVP), which is a general
                          partner of Chase Equity Associates (CEA), one of
                          American's shareholders, and previously a principal
                          shareholder of Multi Market Communications, Inc.
                          (Multi-Market), one of the predecessors of the
                          Company. Mr. Chavkin has been a General Partner of
                          CCP and CVP since January 1992 and has served as the
                          President of Chemical Investments, Inc. since March
                          1991. Mr. Chavkin is also a director of R&B Falcon
                          Drilling Company, Bell Sports Corporation, and
                          Wireless One, Inc. Prior to joining Chemical
                          Investments, Inc., Mr. Chavkin was a specialist in
                          investment and merchant banking at Chemical Bank for
                          six years.
 James H. Duncan, Jr. ... Mr. Duncan has been a director since the founding of
  Age 50                  the Company. Mr. Duncan is the founder, Chief
                          Executive Officer and a 50% shareholder of Duncan's
                          American Radio, Inc., which publishes the Duncan
                          Guide and other reports and publications about the
                          radio broadcasting industry. Mr. Duncan had served as
                          a director of Stoner from 1983 until the merger with
                          the Company in 1993. Mr. Duncan had also served as a
                          director of Price Communications Corporation from
                          1992 to 1994, and as a director of Emmis Broadcasting
                          Corporation from 1985 to 1992.
 Arthur C. Kellar........ Mr. Kellar has served as a director since the
  Age 75                  consummation of the EZ Merger. He was the founder of
                          EZ and served as a director of EZ since 1967,
                          Chairman of the Board since 1968 and President from
                          1967 until 1985. From the period 1956 through 1978,
                          Mr. Kellar was the President and principal
                          stockholder of O.K. Broadcasting, Inc., which owned
                          and operated WEEL-AM, a radio station located in
                          Fairfax, Virginia. Mr. Kellar currently serves as a
                          director of George Mason Bankshares, Inc.
 Charles D. Peebler,      Mr. Peebler was elected a director in May 1994. He is
  Jr. ................... president of True North Communications, Inc. Mr.
  Age 61                  Peebler served as a director of Stoner for more than
                          twelve years, from 1976 to 1988. Mr. Peebler also
                          serves as a director of Ultrafem Inc. and American
                          Tool Companies, Inc.
 Lance R. Primis ........ Mr. Primis was elected a director in April 1997. From
  Age 51                  1992 until December 1996, he served as the president
                          and chief operating officer of The New York Times
                          Company, a major newspaper and information company.
                          Prior to that time, he was the president and general
                          manager of The New York Times newspaper. Mr. Primis
                          serves as a director of several companies including,
                          the Advertising Council, the Audit Bureau of
                          Circulations, Partnership For A Drug-Free America,
                          International Herald Tribune and The New York
                          Partnership.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Commission. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it, or written representation from certain reporting persons that they were not required to file a Form 5, the Company believes that, during the fiscal year ended December 31, 1996, its officers, directors and ten-percent stockholders complied with all Section 16(a) filing requirements applicable to such individuals, except that (1) Mr. Bouloukos failed to report the exercise of options on December 18 and 19, 1997; this omission was corrected by reporting these events on his Form 5 for 1997; (2) Mr. Gehron failed to report (i) a purchase of 1,200 shares of Class A Common Stock on November 13, 1996 and (ii) the acquisition of 450 shares of Class A Common Stock pursuant to the consummation of the merger of the EZ Merger into the Company, resulting from his involuntary exchange of shares of EZ stock for shares of the Company's common stock; these omissions were corrected by reporting these events on his Form 5 for 1997; and
(3) Mr. Dodge failed to report (i) the acquisition by his adult son of 135 shares of Class A Common Stock pursuant to the consummation of the EZ Merger, resulting from his sons' involuntary exchange of shares of EZ stock for shares of the Company's common stock, (ii) Mr. Dodge's gift of 43 shares of Class A Common Stock on June 30, 1997, (iii) his adult son's purchase of 50 shares of Class A Common Stock on October 17, 1997, and (iv) his son's sale of 15 shares of Class A Common Stock on January 9, 1998; these omissions were corrected by reporting these events on his Form 5 for 1997. Mr. Dodge disclaims any beneficial ownership with respect to the above transactions regarding his adult son.

ITEM 11. EXECUTIVE COMPENSATION

  The following table summarizes the annual and long-term compensation for the years ended December 31, 1995, 1996 and 1997 of American's Chief Executive Officer and each of the other executive officers whose salary and bonus exceeded $100,000.

                          SUMMARY COMPENSATION TABLE

                                   ANNUAL                               LONG-TERM
                                COMPENSATION                          COMPENSATION
                              -------------------                -------------------------
                                                                   SHARES
        NAME AND                                  OTHER ANNUAL   UNDERLYING    ALL OTHER
   PRINCIPAL POSITION    YEAR SALARY(1)    BONUS  COMPENSATION   OPTIONS(2)   COMPENSATION
   ------------------    ---- ---------    ------ ------------   ----------   ------------
Steven B. Dodge......... 1995 $252,625
 Chairman of the Board,  1996 $297,250     50,000                  40,000         4,910(3)
 President and Chief     1997 $502,338                            100,000         1,716(3)
 Executive Officer
Joseph L. Winn(4)....... 1995 $227,859                             65,000
 Treasurer and Chief     1996 $257,250     42,500                  20,000        11,456(5)
 Financial Officer       1997 $352,329     40,000                  35,000        12,876(5)
Don P. Bouloukos........ 1996 $ 81,504(6)           $100,000(6)   200,000(6)      3,420(5)
 Co-Chief Operating      1997 $352,332     50,000    432,218(10)                 16,741(5)
 Officer
John R. Gehron.......... 1995 $227,544                             40,000
 Co-Chief Operating      1996 $247,250     20,000   $ 75,000(7)    10,000        13,500(8)
 Officer
                         1997 $352,297     20,000                  20,000         1,662(3)
David Pearlman.......... 1995 $222,745                             85,000
 Co-Chief Operating      1996 $257,250     42,500   $364,000(9)    20,000        11,520(5)
 Officer
                         1997 $352,340     20,000                  25,000        20,314(5)

--------
 (1) Includes Company's matching 401(k) plan contributions.
 (2) For information regarding the Stock Option Plan, see the Notes to Consolidated Financial Statements.
 (3) Includes group term life insurance and parking expenses paid by the Company.
 (4) Mr. Winn also served as Co-Chief Operating Officer until Mr. Gehron joined American in May 1994.
 (5) Includes group term life insurance, automobile lease and parking expenses paid by the Company.
 (6) For the period September 3, 1996 through December 31, 1996. Mr. Bouloukos was granted options in August 1996 to purchase an aggregate of 200,000 shares at $33.33 per share; such options were terminated by agreement and Mr. Bouloukos was granted new options to purchase 200,000 shares of Class A Common Stock at $27.25 per share, the closing price of the Class A Common Stock on Nasdaq on December 31, 1996. In 1996, Mr. Bouloukos also received a $100,000 demand loan at a variable interest rate (prime). In 1997, the loan was forgiven and included as compensation.

 (7) For period from May 16, 1994 through December 31, 1994. In 1994, Mr. Gehron also received a $75,000 demand loan at a variable interest rate (prime) at the time he joined American. In 1996, the loan was forgiven and included as compensation.
 (8) Includes group term life insurance, personal travel, relocation expenses paid by the Company.
 (9) Includes compensation associated with May 13, 1996 option exercise of 14,000 shares of Class B Common Stock.
(10) Includes compensation associated with December 31, 1997 option exercise of 18,000 shares of Class A Common Stock.

DIRECTOR COMPENSATION

  Mr. Stoner is party to an agreement with American pursuant to which he is entitled to annual compensation at the rate of $50,000 and to a nonaccountable expense allowance of $50,000 until the earlier of (a) October 31, 1998 or (b) his death. The following directors receive an annual committee fee as indicated: Mr. Stoner ($4,000), Mr. Duncan ($5,000), Mr. Peebler ($5,000), Mr. Buckley ($6,000). Directors are also eligible to receive grants of options under American's Amended and Restated 1993 Stock Option Plan (the Stock Option
Plan) and have received such grants in the past for their service. See Item 12 for information about grants of options to directors. During the last fiscal year, all of the above named directors were each granted options under the Plan to purchase 5,000 Shares of Class A Common Stock at $28.25 per share (with the exception of Messrs. Kellar and Primis who received grants at $29.00). Each of the foregoing options is exercisable in 20% cumulative annual increments commencing one year from the date of the grant and expires at the end of ten years.

STOCK OPTION INFORMATION

  The following table sets forth certain information relating to option grants pursuant to the Stock Option Plan in the year ended December 31, 1997 to the individuals named in the Summary Compensation Table above.

                       OPTION GRANTS IN FISCAL YEAR 1997
                               INDIVIDUAL GRANTS

                                                           POTENTIAL REALIZABLE
                                                             VALUE AT ASSUMED
                                                             ANNUAL RATES OF
                       NUMBER OF                               STOCK PRICE
                       SHARES OF                               APPRECIATION
                       UNDERLYING   EXERCISE               FOR OPTION TERMS(B)
                        OPTIONS       PRICE     EXPIRATION --------------------
  NAME                 GRANTED(A)   PER SHARE      DATE        5%        10%
  ----                 ---------- ------------- ---------- ---------- ---------
Steven B. Dodge.......  100,000   $28.25-31.075   1/1/07   $1,773,779 4,545,788
Joseph L. Winn........   35,000          $28.25   1/1/07      621,820 1,575,813
Don P. Bouloukos......      --              --       --           --        --
John R. Gehron........   20,000          $28.25   1/1/07      355,325   900,464
David Pearlman........   25,000          $28.25   1/1/07      444,157 1,125,581

--------
(a) All options granted to Mr. Dodge and 26,930 shares to Mr. Winn were granted for Class B Common Stock (all other 1997 grants were for Class A Common Stock) pursuant to the Stock Option Plan. The options become exercisable in 20% cumulative annual increments commencing one year from the grant dates. Options issued to Steven B. Dodge at $31.075 were issued at 110% of the fair market value at the date of grant.
(b) Potential Realizable Value is based on the assumed growth rates for the ten-year option term, as applicable. A 5% per year appreciation in stock price from $28.25 per share yields $46.02 per share and from $31.08 per share yields $50.62 per share. A 10% per year appreciation in stock price from $28.25 per share yields $73.27 per share and from $31.08 per share yields $80.60 per share. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, and there is no assurance the value realized by an executive will be at or near the amounts reflected in this table.

  The following table sets forth certain information with respect to the unexercised options to purchase Class A and B Common Stock granted under the Stock Option Plan to the individuals named in the Summary Compensation Table above.

                                                                VALUE OF UNEXERCISED
                             NUMBER OF UNEXERCISED            IN-THE-MONEY OPTIONS AT
                         OPTIONS AT DECEMBER 31, 1997           DECEMBER 31, 1997(A)
                         --------------------------------   ----------------------------
  NAME                    EXERCISABLE      UNEXERCISABLE    EXERCISABLE(A) UNEXERCISABLE
  ----                   --------------   ---------------   -------------- -------------
Steven B. Dodge.........           98,000           192,000   $4,187,625    $6,025,727
Joseph L. Winn..........          154,000           126,000   $7,127,125    $4,624,125
Don P. Bouloukos........           22,000           160,000   $  573,375    $4,170,000
John R. Gehron..........          114,000           116,000   $5,257,625    $4,774,250
David Pearlman..........          160,000           126,000   $7,157,750    $4,652,625

--------
(a)Based on the last sale price of the Class A Common Stock on NYSE on December 31, 1997 of $53.31.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table provides information as of March 22, 1998, with respect to the shares of American Common Stock beneficially owned by (i) each person known by American to own more than 5% of the outstanding American Common Stock, (ii) each director of American, (iii) each executive officer required to be identified in the Summary Compensation Table of American, and (iv) by all directors and executive officers of American as a group. The number of shares beneficially owned by each director or executive officer is determined according to the rules of the Securities and Exchange Commission (the Commission), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire within sixty days of March 22, 1998 through the exercise of an option, conversion feature or similar right. Except as noted below, each holder has sole voting and investment power with respect to all shares of American Common Stock listed as owned by such person or entity.

                               SHARES OF ARS COMMON STOCK BENEFICIALLY OWNED
                          -------------------------------------------------------
                                                          PERCENT OF  PERCENT OF
                                    PERCENT OF PERCENT OF   COMMON   TOTAL VOTING
                           NUMBER    CLASS A    CLASS B     STOCK       POWER
                          --------- ---------- ---------- ---------- ------------
DIRECTORS AND EXECUTIVE
 OFFICERS
Steven B. Dodge(1)......  2,287,946       *      60.33       7.71       36.00
Thomas H. Stoner(2).....    915,967       *      26.18       3.10       15.33
Don P. Bouloukos(3).....    182,000       *        --           *           *
Alan L. Box(4)..........    418,428    1.68        --        1.41           *
John R. Gehron(5).......    237,650       *       5.67          *        3.44
David Pearlman(6).......    289,520       *       6.95          *        4.23
Joseph L. Winn(7).......    192,048       *       5.13          *        3.07
Charlton H. Buckley(8)..  1,662,557    6.72        --        5.63        2.79
Arnold Chavkin/CEA(9)...  1,323,429       *        --        4.48           *
James H. Duncan,
 Jr.(10)................     15,278       *          *          *           *
Arthur C. Kellar(11)....  2,069,257    8.33        --        6.99        3.46
Charles D. Peebler,
 Jr.(12)................     10,200       *          *          *           *
Lance R. Primis(13).....      1,000       *        --           *           *
All executive officers
 and directors as a
 group
 (13 persons)(14).......  9,605,280   18.00      88.17      31.24       62.21
FIVE PERCENT
 STOCKHOLDERS
Baron Capital Group,
 Inc.(15)...............  5,879,770   23.76        --       19.91        9.85
Wellington Management
 Company LLP(16)........  1,929,676    7.80        --        6.53        3.23
Massachusetts Financial
 Services Company(17)...  3,157,679   12.76        --       10.69        5.29
Lehman Brothers Holding
 Inc.(18)...............  2,050,000    8.28        --        6.94        3.43
FMR Corp.(19)...........  1,716,690    6.94        --        5.81        2.88

--------
 *  Less than 1%.
 (1) Mr. Dodge is Chairman of the Board, President and Chief Executive Officer of American. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Includes 75,950 shares of ARS Class A Common Stock owned by Mr. Dodge. Does not include 60,000 shares of ARS Class B Common Stock purchasable under an option granted on October 1, 1994, 24,000 shares ARS Class B Common Stock purchasable under an option granted on January 18, 1996 and 80,000 shares of ARS Class B Common Stock purchasable under an option granted on January 2, 1997; includes 90,000 shares as to which the October option, 16,000 shares as to which the January 18 option and 20,000 shares as to which the January 2 option are exercisable. Includes an aggregate of 25,050 shares of ARS Class A Common Stock and 20,832 shares of ARS Class B Common Stock owned by three trusts for the benefit of Mr. Dodge's children and 3,000 shares of ARS Class A Common Stock owned by Mr. Dodge's wife. Mr. Dodge disclaims beneficial ownership in all shares owned by such trusts and his wife. Does not include 170 shares of ARS Class A Common Stock held by Thomas S. Dodge, an adult child of Mr. Dodge, with respect to which Mr. Dodge disclaims beneficial ownership.
 (2) Mr. Stoner is Chairman of the Executive Committee of the ARS Board. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Does not include 4,000 shares of ARS Class A Common Stock purchasable under an option granted on January 2, 1997. Includes 1,000 shares purchasable under the January option and 23,811 shares of ARS Class B Common Stock owned by his wife, an aggregate of 261,998 shares of ARS Class B Common Stock owned by trusts of which he and/or certain other persons are trustees and a charitable foundation, of which Mr. Stoner serves as an officer. Mr. Stoner disclaims beneficial ownership of 162,128 shares of ARS Class B Common Stock owned by such trusts. Does not include 61,454 shares of ARS Class B Common Stock and 10,125 shares of ARS Class A Common Stock owned by Mr. Stoner's adult children.
 (3) Mr. Bouloukos is Co-Chief Operating Officer of American. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Includes 182,000 shares of ARS Class A Common Stock purchasable under an option granted on December 31, 1996.
 (4) Mr. Box is a director and Executive Vice President of American. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Does not include 80,000 shares of ARS Class A Common Stock purchasable under an option granted on April 22, 1997. Includes 20,000 shares of ARS Class A Common Stock as to which the April option is exercisable and an aggregate of 84,010 shares of ARS Class A Common Stock purchasable under options originally granted by EZ on June 30, 1993 and May 26, 1996.
 (5) Mr. Gehron is Co-Chief Operating Officer of American. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Includes 7,650 shares of ARS Class A Common Stock owned by Mr. Gehron. Includes 160,000 shares of ARS Class B Common Stock purchasable under an option granted on May 23, 1994, 40,000 shares of ARS Class B Common Stock purchasable under an option granted on February 15, 1995, 10,000 shares of ARS Class B Common Stock purchasable under an option granted on January 18, 1996 and 20,000 shares of ARS Class A Common Stock purchasable under an option granted on January 2, 1997.
 (6) Mr. Pearlman is Co-Chief Operating Officer of American. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Includes 3,000 shares of ARS Class A Common Stock owned individually by Mr. Pearlman and 520 shares of ARS Class A Common Stock held for the benefit of his children. Includes 156,000 shares of ARS Class B Common Stock purchasable under an option granted on December 16, 1993, 50,000 shares of ARS Class B Common Stock purchasable under an option granted on February 15, 1995, 5,000 shares of ARS Class B Common Stock purchasable under an option granted on May 18, 1995, 30,000 shares of ARS Class B Common Stock purchasable under an option granted on June 15, 1995, 20,000 shares of ARS Class B Common Stock purchasable under an option granted on January 18, 1996 and 25,000 shares of ARS Class A Common Stock purchasable under an option granted on January 2, 1997.
 (7) Mr. Winn is a director, Treasurer and Chief Financial Officer of American. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Includes 2,000 shares of ARS Class A Common Stock and 7,948 shares of ARS Class B Common Stock owned individually by Mr. Winn and 100 shares of ARS Class A Common Stock held for the benefit of his children. Does not include 32,000 shares of ARS Class B Common Stock purchasable under an option granted on December 16, 1993, 24,000 shares of ARS Class B Common Stock purchasable under an option granted on February 15, 1995, 2,000 shares of ARS Class B Common Stock purchasable under an option granted on May 18, 1995, 12,000 shares of ARS Class B Common Stock purchasable under an option granted on January 18, 1996 and 21,544 shares of ARS Class B Common Stock and 6,456 shares of ARS Class A Common Stock purchasable under options granted on January 2, 1997; includes 128,000 shares as to which the December option, 36,000 shares as to which the February option, 3,000 at to which the May option, 8,000 shares as to which the January 18 option and 5,386 shares and 1,614 shares as to which the January 2 option are exercisable.
 (8) Mr. Buckley is a director of American. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Does not include 4,000 shares of ARS Class A Common Stock purchasable under an option granted on January 2, 1997. Does not include 6,053 shares of ARS Class A Common Stock which are held by an adult child of Mr. Buckley and in which Mr. Buckley disclaims beneficial ownership. Includes 1,000 shares purchasable under the January option.
 (9) Mr. Chavkin is a director of American. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Mr. Chavkin, as a general partner of CCP, which is the general partner of CEA, may be deemed to own beneficially shares held by CEA. Mr. Chavkin disclaims such beneficial ownership. CEA is the sole holder of ARS Class C Common Stock and owns 26,911 shares of ARS Class A Common Stock. The address of CCP and CEA is 380 Madison Avenue, 12th Floor, New York, New York 10017. Does not include 4,000 shares of ARS Class A Common Stock purchasable under an option granted on January 2, 1997. Includes 1,000 shares purchasable under the January option.
(10) Mr. Duncan is a director of American. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Does not include 2,000 shares of ARS Class B Common Stock purchasable under an option granted on December 16, 1993, 1,600 shares of ARS Class B Common Stock purchasable under an option granted on February 15, 1995, 1,800 shares of ARS Class B Common Stock purchasable under an option granted on January 18, 1996 and 4,000 shares of ARS Class A Common Stock purchasable under an option granted on January 2, 1997; includes 4,000 shares as to which the December option, 1,600 shares as to which the February option, 1,200 shares as to which the January 18 option and 1,000 shares as to which the January 2 option are exercisable. Includes (a) 500 shares of ARS Class A Common Stock and 6,578 shares of ARS Class B Common Stock owned directly and (b) 400 shares of ARS Class A Common Stock owned as follows: (i) 200 shares of ARS Class A Common Stock held by Mr. Duncan's spouse, (ii) 100 shares of ARS Class A Common Stock held by one of his daughters, and (iii) 100 shares of ARS Class A Common Stock held by his spouse for his stepson.
     Mr. Duncan has disclaimed beneficial ownership of these shares.
(11) Mr. Kellar is a director of American. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Mr. Kellar owns 1,984,247 shares of ARS Class A Common Stock. Does not include 4,000 shares of ARS Class A Common Stock purchasable under an option granted April 15, 1997. Includes 1,000 shares of ARS Class A Common Stock as to which the April grant is exercisable and an aggregate of 84,010 shares of ARS Class A Common Stock purchasable under options originally granted by EZ on June 30, 1993 and May 26, 1996.
(12) Mr. Peebler is a director of American. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Includes 2,000 shares of ARS Class A Common Stock owned by Mr. Peebler. Does not include 4,000 shares of ARS Class B Common Stock purchasable under an option granted February 15, 1995, 1,800 shares of ARS Class B Common Stock purchasable under an option granted on January 18, 1996 and 4,000 shares of ARS Class A Common Stock purchasable under an option granted January 2, 1997; includes 6,000 shares as to which the February option, 1,200 shares as to which the January 18 option and 1,000 shares as to which the January 2 option are exercisable.
(13) Mr. Primis is a director of American. His address is 116 Huntington Avenue, Boston, Massachusetts 02116. Does not include 4,000 shares of ARS Class A Common Stock purchasable under an option granted April 15, 1997. Includes 1,000 shares purchasable under the January option.
(14) Includes all shares stated to be owned in the preceding notes.
(15) The address of Baron Capital Group, Inc. (Baron) is 767 Fifth Avenue, New York, New York 10153. Based on Baron's Amendment No. 3 Schedule 13D dated February 27, 1998, Mr. Baron, the president of Baron, has sole voting power over 180,000 shares of ARS Class A Common Stock, shared voting power over 1,910,350 shares of ARS Class A Common Stock, sole dispositive power over 180,000 shares of ARS Class A Common Stock and shared dispositive power over 1,910,350 shares of ARS Class A Common Stock. Mr. Baron disclaims beneficial ownership of 5,879,770 shares of ARS Class A Common Stock.
(16) The address of Wellington Management Company LLP (Wellington) is 75 State Street, Boston, Massachusetts 02109. Based on its Schedule 13G (Amendment No. 2) dated August 8, 1997, Wellington has shared voting power over 985,313 shares of ARS Class A Common Stock and shared dispositive power over 1,929,676 shares of ARS Class A Common Stock.
(17) The address of Massachusetts Financial Services Company (MFS) is 500 Boylston Street, Boston, Massachusetts 02116-3741. Based on its Schedule 13G (Amendment No. 2) dated February 11, 1998, MFS has sole voting power over 3,132,749 shares of ARS Class A Common Stock and sole dispositive power over 3,157,679 shares of ARS Class A Common Stock.

(18) The address of Lehman Brothers Holding Inc. (Lehman) is 3 World Financial Center, 24th Floor, New York, New York 10285. Based on its Schedule 13G dated February 25, 1998, Lehman has shared voting power over 2,050,000 shares of ARS Class A Common Stock and shared dispositive power over 2,050,000 shares of ARS Class A Common Stock.
(19) The address of FMR Corp. (FMR) is 82 Devonshire Street, Boston, Massachusetts 02109. Based on its Amendment No. 2 to its Schedule 13G dated February 9, 1998, FMR has sole voting power over 206,790 shares of ARS Class A Common Stock and sole dispositive power over 1,716,690 shares of ARS Class A Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The Chase Manhattan Bank (Chase) is a co-syndication agent and a lender with an approximately 9% combined participation under American's prior credit agreements in 1995, 1996 and 1997 respectively. Chase is an affiliate of CCP, the general partner of CEA; Mr. Chavkin, a director, is a general partner of CCP. For the years ended December 31, 1995, 1996 and 1997, Chase's share of interest and fees paid by American pursuant to the provisions of such credit facilities were $1,688,500, $533,000 and $2,711,000, respectively. Chase Securities Inc. is an affiliate of Chase, and was an underwriter in the public offering of American's 9% Senior Subordinated Notes in February 1996.

  In January 1998, ATS consummated the transactions contemplated by the ATS Stock Purchase Agreement, dated as of January 8, 1998, with Steven B. Dodge, Chairman of the Board and Chief Executive Officer of ARS and ATS, and certain other officers and directors of ARS (or their affiliates, members of their families or family trusts), pursuant to which those persons purchased 8.0 million shares of ATS Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $80.0 million, including 4.0 million shares by Mr. Dodge for $40.0 million.


  Mr. Bouloukos, a Co-Chief Operating Officer, and the Company were parties to a demand loan agreement pursuant to which the Company loaned to Mr. Bouloukos $100,000 at a variable interest rate (prime) at the time he joined the Company in August 1996. In 1997, the loan was forgiven and included in compensation.

  Management believes that the above transactions were on terms, and the Company intends to continue its policy that all future transactions between it and its officers, directors principal stockholders and affiliates will be on terms, not less favorable to the Company than those which could be obtained from unaffiliated third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) DOCUMENTS FILED AS PART OF THIS REPORT

  (1) Financial Statements

(B) REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1997.

  1. Form 8-K (Items 5 and 7) on October 16, 1997

  2. Form 8-K/A (Items 5 and 7) on October 24, 1997

  3. Form 8-K (Items 5 and 7) on December 23, 1997

(C) EXHIBITS--SEE EXHIBIT INDEX BEGINNING ON PAGE (I).

(D) CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

  Schedule II--Valuation and Qualifying Accounts--See page S-1.

  All other schedules have been omitted because the required information either is not applicable or is shown in or determinable from the financial statements or notes thereto.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 30TH DAY OF MARCH, 1998.

                                          American Radio Systems Corporation

                                                    /s/ Steven B. Dodge
                                          By: _________________________________
                                              STEVEN B. DODGECHIEF EXECUTIVE
                                              OFFICER, DIRECTOR,PRESIDENT AND
                                                   CHAIRMAN OF THE BOARD

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

         /s/ Steven B. Dodge           Chairman of the          March 30, 1998
-------------------------------------   Board, Chief
           STEVEN B. DODGE              Executive Officer,
                                        President and
                                        Director

         /s/ Joseph L. Winn            Chief Financial          March 30, 1998
-------------------------------------   Officer
           JOSEPH L. WINN               and Director

           /s/ Alan L. Box             Executive Vice           March 30, 1998
-------------------------------------   President
             ALAN L. BOX                and Director

       /s/ Justin D. Benincasa         Vice President and       March 30, 1998
-------------------------------------   Corporate
         JUSTIN D. BENINCASA            Controller

        /s/ Thomas H. Stoner           Director                 March 30, 1998
-------------------------------------
          THOMAS H. STONER

        /s/ Arthur C. Kellar           Director                 March 30, 1998
-------------------------------------
          ARTHUR C. KELLAR

       /s/ Charlton H. Buckley         Director                 March 30, 1998
-------------------------------------
         CHARLTON H. BUCKLEY

              SIGNATURE                         TITLE                DATE

        /s/ Arnold L. Chavkin           Director                March 30, 1998
-------------------------------------
          ARNOLD L. CHAVKIN

      /s/ James H. Duncan, Jr.          Director                March 30, 1998
-------------------------------------
        JAMES H. DUNCAN, JR.

     /s/ Charles D. Peebler, Jr.        Director                March 30, 1998
-------------------------------------
       CHARLES D. PEEBLER, JR.

         /s/ Lance R. Primis            Director                March 30, 1998
-------------------------------------
           LANCE R. PRIMIS

                         INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors ofAmerican Radio Systems
 Corporation:

  We have audited the accompanying consolidated balance sheets of American Radio Systems Corporation and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Radio Systems Corporation and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 6, 1998(Except for Note 3 as to which the date is March 27, 1998)

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      DECEMBER 31, DECEMBER 31,
                                                          1996         1997
                                                      ------------ ------------
                       ASSETS
                       ------
CURRENT ASSETS:
  Cash and cash equivalents..........................   $ 10,447    $   16,643
  Accounts receivable (less allowance for doubtful
   accounts of $4,560 in 1996 and $7,703 in 1997,
   respectively).....................................     51,897        90,468
  Employee and other related-party receivables.......        249           144
  Prepaid expenses and other assets..................      3,354         5,009
  Current portion of investment notes receivable
   (less valuation allowance of $6,750 in 1997)......                    2,250
  Deferred income taxes..............................      3,370         6,428
                                                        --------    ----------
      Total current assets...........................     69,317       120,942
                                                        --------    ----------
PROPERTY AND EQUIPMENT--Net..........................     90,247       250,189
                                                        --------    ----------
OTHER ASSETS:
  Restricted cash....................................                   22,141
  Investment note receivable-related party (less
   valuation allowance of $500 in 1996)..............        743
  Investment notes receivable........................     69,177        36,812
  Intangible assets--net:
    Goodwill.........................................    232,908       353,897
    FCC licenses.....................................    233,558     1,112,273
    Other intangible assets..........................     26,794        38,884
    Unallocated purchase price, net..................                  108,192
  Deposits and other long-term assets................     26,064        10,875
  Net assets held under exchange agreement...........     47,495
                                                        --------    ----------
      Total other assets.............................    636,739     1,683,074
                                                        --------    ----------
TOTAL................................................   $796,303    $2,054,205
                                                        ========    ==========

                See notes to consolidated financial statements.

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      DECEMBER 31, DECEMBER 31,
                                                          1996         1997
                                                      ------------ ------------
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt...............   $    561    $      450
  Accounts payable...................................      7,085         9,687
  Accrued compensation...............................      3,027         3,456
  Accrued expenses...................................     16,355        20,708
  Accrued interest...................................      7,303        14,177
                                                        --------    ----------
      Total current liabilities......................     34,331        48,478
                                                        --------    ----------
DEFERRED INCOME TAXES................................     33,205       196,028
                                                        --------    ----------
OTHER LONG-TERM LIABILITIES..........................      2,149         8,954
                                                        --------    ----------
LONG-TERM DEBT.......................................    330,111       923,704
                                                        --------    ----------
MINORITY INTEREST IN SUBSIDIARIES....................        344           626
                                                        --------    ----------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK:
  Cumulative Exchangeable Preferred Stock, $0.01 par
   value; 10,000,000 shares authorized; 2,105,602
   shares issued and outstanding; liquidation
   preference $100 per share.........................                  215,550
                                                        --------    ----------
STOCKHOLDERS' EQUITY:
  Preferred Stock; $0.01 par value; 10,000,000 shares
   authorized: Convertible Exchangeable Preferred
   Stock; 137,500 shares issued and outstanding
   (represented by 2,750,000 depositary shares);
   liquidation preference $1,000 per share...........          1             1
  Class A Common Stock; $.01 par value; 100,000,000
   shares authorized; 15,101,022 and 24,708,096
   shares issued and outstanding, respectively.......        151           247
  Class B Common Stock; $.01 par value; 15,000,000
   shares authorized; 4,658,096 and 3,508,639 shares
   issued and outstanding, respectively..............         47            35
  Class C Common Stock; $.01 par value; 6,000,000
   shares authorized; 1,295,518 shares issued and
   outstanding.......................................         13            13
  Additional paid-in capital.........................    390,731       671,211
  Unearned compensation..............................       (297)         (202)
  Retained earnings (accumulated deficit)............      5,955        (9,982)
                                                        --------    ----------
      Total..........................................    396,601       661,323
                                                        --------    ----------
  Less:
    Treasury stock, at cost, 18,449 and 19,019 shares
     at December 31, 1996 and December 31, 1997,
     respectively....................................       (438)         (458)
                                                        --------    ----------
      Total stockholders' equity.....................    396,163       660,865
                                                        --------    ----------
TOTAL................................................   $796,303    $2,054,205
                                                        ========    ==========

                See notes to consolidated financial statements.

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1995      1996      1997
                                                  --------  --------  --------
NET REVENUES....................................  $ 97,772  $178,019  $374,118
                                                  --------  --------  --------
OPERATING EXPENSES:
  Operating expenses excluding depreciation and
   amortization, net local marketing agreement
   and corporate general and administrative
   expenses.....................................    66,448   120,004   241,836
  Net local marketing agreement expenses........       600     8,128     2,314
  Depreciation and amortization.................    12,364    17,810    64,743
  Merger expenses...............................                         1,985
  Corporate general and administrative..........     3,908     5,046     8,207
                                                  --------  --------  --------
    Total expenses..............................    83,320   150,988   319,085
                                                  --------  --------  --------
OPERATING INCOME................................    14,452    27,031    55,033
                                                  --------  --------  --------
OTHER INCOME (EXPENSE):
  Interest expense..............................   (12,497)  (22,287)  (59,749)
  Interest income and other, net................     2,435     5,525     2,364
  Gains (losses) on sale of assets and other,
   net..........................................    11,544      (308)   (5,713)
                                                  --------  --------  --------
    Total other income (expense)................     1,482   (17,070)  (63,098)
                                                  --------  --------  --------
INCOME (LOSS) FROM OPERATIONS BEFORE
 EXTRAORDINARY LOSSES AND INCOME TAXES..........    15,934     9,961    (8,065)
INCOME TAX (BENEFIT) PROVISION..................     6,829     4,826      (416)
                                                  --------  --------  --------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSSES.......     9,105     5,135    (7,649)
EXTRAORDINARY LOSSES ON EXTINGUISHMENT OF DEBT,
 NET OF INCOME TAX BENEFIT OF $614 and $1,476 in
 1995 and 1997, respectively....................      (817)             (2,333)
                                                  --------  --------  --------
NET INCOME (LOSS)...............................     8,288     5,135    (9,982)
REDEEMABLE COMMON AND PREFERRED
 STOCK DIVIDENDS................................      (815)   (4,973)  (31,164)
                                                  --------  --------  --------
NET INCOME (LOSS) APPLICABLE TO
 COMMON STOCKHOLDERS--BASIC.....................  $  7,473  $    162  $(41,146)
                                                  ========  ========  ========
BASIC PER SHARE AMOUNTS:
  Before extraordinary items....................  $   0.70  $   0.01  $  (1.42)
  Extraordinary items...........................     (0.07)      --      (0.09)
                                                  --------  --------  --------
  Net income (loss).............................  $   0.63  $   0.01  $  (1.51)
                                                  ========  ========  ========
DILUTED PER SHARE AMOUNTS:
  Before extraordinary items....................  $   0.65  $   0.01  $  (1.42)
  Extraordinary items...........................     (0.06)      --      (0.09)
                                                  --------  --------  --------
  Net income (loss).............................  $   0.59  $   0.01  $  (1.51)
                                                  ========  ========  ========
SHARES FOR BASIC................................    11,838    19,550    27,290
SHARES FOR DILUTED..............................    12,585    20,510    27,290
                                                  ========  ========  ========

                See notes to consolidated financial statements.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                 (IN THOUSANDS)

                            CONVERTIBLE
                            EXCHANGEABLE         SERIES A           SERIES B           SERIES D           CLASS A
                          PREFERRED STOCK      COMMON STOCK       COMMON STOCK       COMMON STOCK       COMMON STOCK
                         ------------------ ------------------ ------------------ ------------------ ------------------
                           SHARES             SHARES             SHARES             SHARES             SHARES
                         OUTSTANDING AMOUNT OUTSTANDING AMOUNT OUTSTANDING AMOUNT OUTSTANDING AMOUNT OUTSTANDING AMOUNT
                         ----------- ------ ----------- ------ ----------- ------ ----------- ------ ----------- ------
BALANCE, JANUARY 1,
 1995..................                        3,631     $36       374      $ 4       317      $ 3
Repayment of note
 receivable............
Stock options granted
 below fair market
 value.................
Reclassification of
 Series A, B and C
 redeemable stock......
Two-for-one stock
 exchange..............                        3,631      36       374        4       317        3
Distributions on
 redeemable stock......
Reversal of dividends
 payable...............
Conversion to Class A
 Common Stock..........                       (1,275)    (13)                        (539)      (5)     1,813     $ 18
Conversion to Class B
 Common Stock..........                       (5,637)    (56)                         (95)      (1)
Conversion to Class C
 Common Stock..........                         (298)     (3)     (748)      (8)
Shares allocated to
 treasury..............                          (52)
Issuance of Class A
 Common Stock, net of
 issuance costs of
 $8,303................                                                                                 4,770       47
Exercise of Common
 Stock Option and
 Warrant...............                                                                                     1
Conversion of Senior
 Series C Common Stock
 to Class B and Class C
 Common Stock..........
Acquisition of treasury
 stock.................
Amortization of
 unearned
 compensation..........
Conversion of Class B
 Common Stock to Class
 A Common Stock........                                                                                    61        1
Retirement of treasury
 stock.................
Net income.............
Reclassification of
 capital deficiency
 account...............
                                              ------     ---      ----      ---      ----      ---     ------     ----
BALANCE, DECEMBER 31,
 1995..................                            0       0         0        0         0        0      6,645       66
Dividends payable......
Distributions paid.....
Issuance of Class A
 Common Stock, net of
 issuance cost of
 $7,034................                                                                                 4,501       45
Shareholder conversion
 in conjunction with
 issuance of Class A
 Common Stock..........                                                                                   838        8
Issuance of Preferred
 Stock, net of issuance
 cost of $4,725........      138      $ 1
Issuance of Class A
 Common Stock for
 Skyline, Bridan Tower,
 and Henry Mergers.....                                                                                 2,165       22
Conversion of Class B
 Common Stock to Class
 A Common Stock........                                                                                   952       10
Exercise of common
 stock options.........
Amortization of
 unearned
 compensation..........
Net income.............
                             ---      ---     ------     ---      ----      ---      ----      ---     ------     ----
BALANCE, DECEMBER 31,
 1996..................      138        1          0       0         0        0         0        0     15,101      151
Dividends payable......
Distributions paid.....
Issuance of Class A
 Common Stock .........                                                                                 8,362       83
Issuance of Preferred
 Stock, net of issuance
 costs of $7,750.......
Conversion of Class B
 Common Stock To Class
 A Common Stock........                                                                                 1,193       12
Exercise of common
 stock Options.........                                                                                    53        1
Tax benefit of stock
 options...............
Acquisition of treasury
 stock.................                                                                                    (1)
Amortization of
 unearned
 Compensation..........
Net loss...............
                             ---      ---     ------     ---      ----      ---      ----      ---     ------     ----
BALANCE, DECEMBER 31,
 1997..................      138      $ 1          0     $ 0         0      $ 0         0      $ 0     24,708     $247
                             ===      ===     ======     ===      ====      ===      ====      ===     ======     ====

                See notes to consolidated financial statements.

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                                 (IN THOUSANDS)


     CLASS B             CLASS C
   COMMON STOCK        COMMON STOCK       NOTE     TREASURY STOCK                               CAPITAL
------------------- ------------------ RECEIVABLE  ----------------                ADDITIONAL DEFICIENCY  RETAINED
  SHARES              SHARES              FROM                          UNEARNED    PAID-IN      UPON     EARNINGS  DIVIDENDS
OUTSTANDING  AMOUNT OUTSTANDING AMOUNT STOCKHOLDER SHARES   AMOUNT    COMPENSATION  CAPITAL   COMBINATION (DEFICIT)  PAYABLE
-----------  ------ ----------- ------ ----------- -------  -------   ------------ ---------- ----------- --------- ---------
                                          $(500)       (26) $  (340)                $ 18,357   $(21,709)   $(1,680)  $   265
                                            500
                                                                         $(473)          473
                                                                                       3,121
                                                       (26)                              (43)
                                                                                                              (815)
                                                                                         265                            (265)
   5,731      $57      1,046     $11
                                                                                      70,355
                          79       1                                                      11
     268        3        671       6
     (18)                                              (18)    (438)                     438
                                                                            82
     (61)      (1)
                                                        52      340                     (340)
                                                                                                             8,288
                                                                                     (21,709)    21,709
  ------      ---      -----     ---      -----     ------  -------      -----      --------   --------    -------   -------
   5,920       59      1,796      18          0        (18)    (438)      (391)       70,928   $      0      5,793         0
                                                                                               ========
                                                                                                            (4,973)    4,973
                                                                                                                      (4,973)
                                                                                     114,457
    (338)      (3)      (500)     (5)
                                                                                     132,774
                                                                                      72,131
    (952)     (10)
      28        1                                                                        441
                                                                            94
                                                                                                             5,135
  ------      ---      -----     ---      -----     ------  -------      -----      --------               -------   -------
   4,658       47      1,296      13          0        (18)    (438)      (297)      390,731                 5,955         0
                                                                                     (25,210)               (5,955)   15,613
                                                                                                                     (15,613)
                                                                                     311,213
                                                                                      (7,750)
  (1,193)     (12)
      44        0                                                                        930
                                                                                       1,297
                                                        (1)     (20)
                                                                            95
                                                                                                            (9,982)
  ------      ---      -----     ---      -----     ------  -------      -----      --------               -------   -------
   3,509      $35      1,296     $13          0     $  (19) $  (458)     $(202)     $671,211               $(9,982)  $     0
  ======      ===      =====     ===      =====     ======  =======      =====      ========               =======   =======



 TOTAL
---------
$ (5,564)
     500
   3,121
    (815)

  70,402
      12
       9

      82

   8,288
---------
  76,035
  (4,973)
 114,502

 132,775
  72,153

     442
      94
   5,135
---------
 396,163
 (15,552)
 (15,613)
 311,296
  (7,750)
       0
     930
   1,298
     (20)
      95
  (9,982)
---------
$660,865
=========

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                  YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                  1995       1996       1997
                                                ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)............................  $   8,288  $   5,135  $  (9,982)
 Adjustments to reconcile net income (loss) to
  cash provided by operating activities:
 Barter revenues..............................     (4,678)    (7,989)   (13,137)
 Barter expenses..............................      4,626      6,973     12,052
 Depreciation and amortization................     12,364     17,810     64,744
 Amortization of deferred financing costs.....        278        868      1,475
 Amortization of debt discount................                    84        100
 Amortization of debt premium.................                             (574)
 Provision for losses on accounts
  receivable..................................      1,387      2,977      4,608
 Provision for loss on investment note
  receivable..................................                            6,750
 Extraordinary losses, net....................        817                 2,333
 Deferred taxes...............................      3,490        940     (5,481)
 Accretion of note discount...................        (53)       (42)
 Recovery of allowance on investment note
  receivable..................................                             (500)
 (Gain) loss on sale of station and other,
  net.........................................    (11,544)       248       (404)
 Loss on broadcasting contract................                            1,670
 Stock compensation...........................         82         94         95
 Minority interest in net earnings of
  subsidiaries and investments................                              584
 Change in assets and liabilities, net of
  effects of mergers and acquisitions:
  Accounts receivable.........................     (6,030)   (27,872)   (15,433)
  Prepaid expenses and other assets...........       (919)    (1,202)      (783)
  Restricted cash.............................                             (703)
  Accounts payable and accrued expenses.......      2,609     10,846     (5,844)
  Accrued interest............................       (993)     6,789      1,738
                                                ---------  ---------  ---------
   Cash provided by operating activities......      9,724     15,659     43,308
                                                ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for purchase of property, equipment
  and intangible assets.......................     (5,926)   (25,109)   (45,730)
 Proceeds from asset and radio station sales..     15,302      1,087     86,551
 Repayment of investment notes receivable.....      3,000      1,350      1,243
 Payments for purchase of tower properties....     (7,300)    (9,797)  (181,333)
 Payments for purchase of radio stations......    (31,013)  (312,591)  (500,824)
 Payments for investment notes receivable and
  related intangible assets...................    (48,597)   (56,522)   (11,371)
 Deposits and other long-term assets..........     (6,649)   (20,303)     6,391
                                                ---------  ---------  ---------
   Cash used for investing activities.........    (81,183)  (421,885)  (645,073)
                                                ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under the Credit Agreements.......    225,000    154,000    790,500
 Repayments under the Credit Agreements.......   (202,500)  (151,500)  (351,000)
 Borrowings under other obligations...........                              750
 Repayment of other obligations...............     (1,288)      (454)    (1,227)
 Net proceeds from debt offering--net of
  discount....................................               173,581
 Net proceeds from stock offerings and
  options.....................................     69,882    247,474    193,165
 Additions to deferred financing costs........     (3,896)    (5,344)    (8,195)
 Redemption of Series C Senior Common Stock...    (14,580)
 Dividends paid...............................                (4,973)   (15,613)
 Distribution to minority shareholder.........                             (419)
 Purchase of treasury stock...................       (438)
                                                ---------  ---------  ---------
   Cash provided by financing activities......     72,180    412,784    607,961
                                                ---------  ---------  ---------
INCREASE IN CASH AND CASH EQUIVALENTS.........        721      6,558      6,196
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..      3,168      3,889     10,447
                                                ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR........  $   3,889  $  10,447  $  16,643
                                                =========  =========  =========

                See notes to consolidated financial statements.

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  American Radio Systems Corporation and subsidiaries (collectively, American, ARS or the Company) is a national broadcasting company formed in 1993 to acquire, develop and operate radio stations and communications towers throughout the United States. As of December 31, 1997 the Company owned and/or operated approximately 100 radio stations in 21 markets and owned and/or operated approximately 760 wireless communication sites.

  American Tower Systems Corporation and subsidiaries (formerly American Tower Systems Holding Corporation) (collectively, the Tower Subsidiary, ATS or Tower) is a wholly-owned subsidiary of ARS. ATS was incorporated in July 1995 for the purpose of acquiring, developing, marketing, managing and operating wireless communications tower sites throughout the United States, for use by communications related businesses, wireless communications providers, and television and radio broadcasters. ATS' primary business is the leasing of antennae sites on multi-tenant towers and rooftops, primarily for its own towers and, to a lesser extent, for unaffiliated communications site owners. In support of its rental business, ATS also offers its customers network development services, including site acquisition, zoning, antennae installation, site construction and network design. These services are offered on a time and materials or fixed fee basis or incorporated into build to suit construction contracts. ATS is also engaged in the video, voice and data transmission business, which it currently conducts in the New York City to Washington D.C. corridor and in Texas.

  Pending Sale of Radio Operations and Tower Separation--In September 1997, ARS entered into a merger agreement with a subsidiary of CBS Corporation (formerly Westinghouse Electric Corporation) (CBS) which was amended and restated in December 1997 (the Merger Agreement) pursuant to which the CBS subsidiary will merge with and into ARS. Each holder of ARS common stock at the effective time of the merger will receive (i) $44.00 per share in cash, and (ii) one share, of the same class, of Tower common stock owned by ARS (the Tower Separation). As a result of the Tower Separation, Tower will cease to be a subsidiary of, or otherwise be affiliated with, ARS and will thereafter operate as an independent publicly held company. ARS and Tower will enter into certain agreements pursuant to the Merger Agreement providing for, among other things, the orderly separation of ARS and Tower, the transfer of lease obligations to Tower of leased space on certain towers owned or leased by ARS to Tower, and the allocation of certain tax liabilities between ARS and Tower. The Tower Separation will result in a taxable gain to ARS, of which $20.0 million will be borne by ARS and the remaining obligation (currently estimated at approximately $113.0 to $153.0 million) will be paid by Tower pursuant to provisions of the Merger Agreement (the Merger Tax Liability). The Merger Tax Liability is based on an assumed fair market value of the Tower Common Stock of $16.00 per share. Such estimated Merger Tax Liability would increase or decrease by $14.8 million for each $1.00 per share increase or decrease in the fair market value of ATS Common Stock. (See Note 10).

  The Merger has been approved by stockholders of ARS who hold sufficient voting power to approve such action. Consummation of the Merger is subject to, among other things, the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (HSR Act) and the approval by the Federal Communications Commission
(FCC) of the transfer of control of ARS' FCC licenses with respect to its radio stations to CBS. Subject to the satisfaction of such conditions, the Merger is expected to be consummated in the spring of 1998.

  Basis of Presentation and Principles of Consolidation--The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliates, owned more than 20 percent but not in excess of 50 percent, are accounted for using the equity method, when less than a controlling interest is held. The Company also consolidates its 50.1% interest and its 70.0% interest in two other limited liability communications tower companies, with the other companies' investment reflected as minority interest in the accompanying balance

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

sheet. Equity in earnings (loss) of affiliates not consolidated and the minority interest in earnings (loss) of consolidated affiliates is reported as a component of gains on sales of assets and other, net in the accompanying consolidated statement of operations. There were no such amounts for the years ended December 31, 1995 and 1996; such amounts approximated $362,000 for the year ended December 31, 1997.

  Information with respect to the Company's radio and tower segments is presented within these notes to consolidated financial statements, principally
Note 14. The Company believes that the tower segment should not be accounted for as a discontinued operation based upon the Company's belief that a measurement date will not occur until such time as the Merger is granted regulatory approval. Further, in the event the Merger is not consummated, the Company's board of directors will determine, based on the facts and circumstances then existing, whether the distribution of Tower to the Company's stockholders will be in their best interests. Accordingly, the tower segment has not been reported as a discontinued operation in the accompanying consolidated financial statements.

  Revenue Recognition--Revenues are recognized when advertisements are broadcast and transmitting services are provided. Tower and sublease revenues are recognized when earned. Escalation clauses and other incentives present in lease agreements are recognized on a straight-line basis over the term of the leases. Management fee, consulting and video revenues are recognized as such services are provided.

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

  Barter transactions were approximately as follows for the years ended December 31 (in thousands):

                                                         1995   1996    1997
                                                        ------ ------  -------
   Barter revenues..................................... $4,678 $7,989  $13,137
   Barter expenses.....................................  4,626  6,973   12,052
   Net barter receivables..............................    248    811    1,457
   Barter fixed asset additions........................    131     22      202
   Net barter asset (liability) assumed in acquisi-
    tions..............................................          (431)      42

  Net Local Marketing Agreement Expense--Net local marketing agreement (LMA) expenses consist of fees paid by or earned by American under agreements which permit an entity to program and market stations prior to their acquisition. The Company enters into such agreements prior to the consummation of many of its acquisitions or dispositions. LMA expenses for the years ended December 31, 1996 and 1997 are presented net of approximately $2,333,000 and $4,138,000, respectively, of revenue earned under such agreements with third parties.

  Concentration of Credit Risk--The Company extends credit to customers on an unsecured basis in the normal course of business. No individual industry or industry segment is significant to the Company's customer base. The Company has policies governing the extension of credit and collection of amounts due from customers.

  Derivative Financial Instruments--The Company uses derivative financial instruments as a means of managing interest-rate risk associated with current debt or anticipated debt transactions that have a high

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

probability of being executed. Derivative financial instruments used include interest rate swap agreements and interest rate cap agreements. These instruments are matched with either fixed or variable rate debt and, when matched, are recorded on a settlement basis as an adjustment to interest expense. Premiums paid to purchase interest rate cap agreements are amortized as an adjustment of interest expense over the life of the contract. Derivative financial instruments are not held for trading purposes. (See Notes 3 and 12).

  Impairment of Long-Lived Assets--Recoverability of long-lived assets is determined by periodically comparing the forecasted undiscounted net cash flows of the operations to which the assets relate to the carrying amount, including associated intangible assets of such operations. Through December 31, 1997, no impairments requiring adjustment have occurred.

  Stock-Based Compensation--Compensation related to equity grants or awards to employees is measured using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (See Note 8).

  Income (Loss) Per Common Share--In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, (FAS 128) Earnings Per Share. Prior to the fourth quarter of 1997, the Company computed income (loss) per common share using the methods outlined in Accounting Principles Board Opinion No. 15, Earnings Per Share, and its interpretations.

  Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income (loss) per common share reflects the effect of the Company's outstanding options (using the treasury stock method) and assumes conversion of preferred stock except where such items would be antidilutive.

  A reconciliation of the denominator for the basic and diluted per share calculations is as follows:

                                                           1995   1996   1997
                                                          ------ ------ ------
   Shares for basic computation.......................... 11,838 19,550 27,290
   Effect of stock options...............................    747    960    --
   Assumed conversion of redeemable common and preferred
    stock................................................    --     --     --
                                                          ------ ------ ------
   Shares for diluted computation........................ 12,585 20,510 27,290
                                                          ====== ====== ======

  Shares of redeemable common and preferred stock convertible into common stock have been excluded from the diluted computation as they are anti-dilutive. Had such shares been included, shares for diluted computation would have been increased by 410,000, 1,662,000 and 3,235,000 in 1995, 1996 and
1997, respectively. In addition, because such shares are anti-dilutive, no adjustment has been made to reconcile from income (loss) for the basic computation to that for the diluted computation. No effect has been given to stock options in 1997 as they are anti-dilutive for that year. Had such options been included, shares for diluted computation would have been increased by 1,388,000.

  Property and Equipment and Intangible Assets--Property and equipment are recorded at cost, or at estimated fair value in the case of acquired properties. Cost includes expenditures for radio properties, communications sites and related assets and the net amount of interest cost associated with significant capital additions. Approximately $120,000 and $921,000 of interest was capitalized for the years ended December 31, 1996 and 1997, respectively. Depreciation is provided using the straight-line method over estimated useful lives ranging from three to fifteen years.

  Non-competition and consulting agreements, FCC licenses, favorable transmitter sites, goodwill, and various other intangibles, acquired in connection with the Company's acquisitions of the various radio stations and communications sites, are being amortized over their estimated useful lives, ranging from one to forty years, using the straight-line method. FCC licenses and goodwill are generally amortized over a fifteen to forty year

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

period. Other intangible assets consist principally of deferred financing costs, broadcast affiliation agreements, favorable studio and office space leases and costs incurred on pending acquisitions. Accumulated amortization of goodwill aggregated approximately $6,369,000 and $17,318,000 at December 31, 1996 and 1997, respectively. Accumulated amortization of FCC licenses aggregated approximately $7,628,000 and $42,876,000 at December 31, 1996 and 1997, respectively. Accumulated amortization of other intangible assets aggregated approximately $14,112,000 and $18,698,000 at December 31, 1996 and 1997, respectively. Accumulated amortization of the unallocated purchase price aggregated approximately $356,000 and $3,726,000 at December 31, 1996 and 1997, respectively.

  The consolidated financial statements reflect the preliminary allocation of certain purchase prices as the appraisals for certain acquisitions have not yet been finalized. The Company is currently conducting studies to determine certain purchase price allocations of Tower acquisitions and expects that upon final allocation the average estimated useful life will approximate fifteen years. The final allocation of purchase price is not expected to have a material effect on the Company's results of operations, liquidity or financial position.

  Property and equipment and intangible assets included approximately $108.6 million and $84.0 million of assets related to radio stations held for sale or under exchange agreements (excluding the Merger Agreement) as of December 31, 1996 and 1997, respectively. The following summary presents the results of operations (excluding depreciation and amortization, net local marketing agreement and corporate general and administrative expenses) relating to these stations that are included in the accompanying consolidated financial statements for each respective period.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                               ---------------
                                                                1996    1997
                                                               ------- -------
   Net operating revenues..................................... $15,795 $22,271
   Net operating expenses.....................................  10,663  15,742

  Restricted Cash--Restricted cash represents cash held in escrow pursuant to certain exchange agreements. Such agreements may be terminated at the Company's option, in which event such cash held in escrow is required to be utilized to reduce borrowings under the Company's credit agreement.

  Investment Notes Receivable--In connection with certain transactions discussed in Notes 9, 10 and 11, the Company has loaned funds at varying rates of interest to certain entities which own radio stations and tower properties that the Company is obligated, or has options, to purchase. These notes have varying interest rates ranging from 6% to 12% and are collateralized by substantially all of the assets of the related radio stations. In connection with the OPM acquisition and the Gearon acquisition described in Note 11, the Company entered into certain note agreements prior to consummation of these acquisitions.

  The Company agreed to advance OPM an amount not to exceed $37.0 million, of which approximately $5.8 million (including accrued interest) was advanced as of December 31, 1997. The note bore interest at prime rate plus 3%, was unsecured and was an assumed liability upon closing of the OPM acquisition.

  The Company also agreed to advance Gearon an amount not to exceed $10.0 million prior to closing, of which approximately $5.0 million was advanced as of December 31, 1997. The note bore interest at 7.25% per annum, was unsecured and was paid upon closing of the Gearon acquisition.

  Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

financial statements and accompanying notes. In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. The primary estimates underlying the Company's financial statements include allowances for potential bad debts on accounts and notes receivable, the useful lives of its assets such as property and intangibles, fair values of financial instruments, the realizable value of its tax assets and accruals for health insurance and other matters. Management bases its estimates on certain assumptions, which they believe are reasonable in the circumstances, and while actual results could differ from those estimates, management does not believe that any change in those assumptions in the near term would have a material effect on its financial position, results of operations or liquidity.

  Income Taxes--Deferred taxes are provided to reflect temporary differences in bases between book and tax assets and liabilities, and net operating loss carryforwards. Deferred tax assets and liabilities are measured using currently enacted tax rates. (See Note 6).

  Retirement Plans--The Company has a 401(k) plan covering substantially all employees, subject to certain minimum age and length-of-employment requirements. Under the plan, the Company matches 30% of participants' contributions up to 5% of compensation. The Company contributed approximately $225,000, $299,000 and $866,000 to the plan for the years ended December 31, 1995, 1996, and 1997, respectively.

  Recent Accounting Pronouncements--In June 1997, the FASB released FAS No. 130 "Reporting Comprehensive Income" (FAS 130), and FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). These pronouncements will be effective in 1998. FAS 130 establishes standards for reporting comprehensive income items and will require the Company to provide a separate statement of comprehensive income; reported financial statements amounts will be affected by this adoption. FAS 131 established standards for reporting information about the operating segments in its annual report and interim reports and will require the Company to adopt this standard in 1998.

  In February 1998, the FASB released SFAS No. 132, (FAS 132) "Employer's Disclosures about Pensions and Other Postretirement Benefits," which the Company will be required to adopt in 1998. FAS 132 will require additional disclosure concerning changes in the Company's pension obligations and assets and eliminates certain other disclosures no longer considered useful. Adoption will not have any effect on reported results of operations or financial position.

  Cash Flow Information--For purposes of the statements of cash flows, the Company considers all highly liquid, short-term investments with remaining maturities of three months or less when purchased to be cash and cash equivalents.

  Cash payments for interest expense aggregated approximately $9,890,000, $14,329,000 and $57,863,000 for the years ended December 31, 1995, 1996, and
1997, respectively.

  Cash payments for income taxes aggregated approximately $1,808,000, $3,086,000 and $2,800,000 for the years ended December 31, 1995, 1996, and
1997, respectively.

  Significant non-cash investing and financing transactions, apart from the barter transactions discussed above, are as follows:

  For the year ended December 31, 1995:

    Accrued and unpaid Common Deferred Yield Distributions on the Series C Common Stock aggregated $815,000. (See Note 7).

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

    In connection with the acquisition of a radio station, the Company issued a $500,000 note to the previous owner.

    Capital lease obligations of approximately $201,000 were incurred for office furniture and equipment.

    In connection with the Company's initial public offering of its Class A Common Stock (the Initial Public Offering), the Company exchanged approximately 939,000 shares of Senior Series Common Stock for approximately 268,000 shares of Class B Common Stock and approximately 671,000 shares of Class C Common Stock. (See Note 8).

    The Company's obligation to repurchase the shares of the beneficiaries of a Predecessor Entity's Employee Stock Ownership Plan was canceled as a result of the Initial Public Offering and pursuant to a vote by the Board of Directors effective September 30, 1995. (See Note 7).

  For the year ended December 31, 1996:

    In connection with radio station and tower acquisitions, the Company assumed approximately $4,437,000 in liabilities and issued shares of Class A Common Stock with an agreed upon value of approximately $72,153,000. (See
  Note 9).

    Capital lease obligations of approximately $390,000 were incurred for office furniture and equipment. (See Note 3).

  For the year ended December 31, 1997:

    In connection with radio station and tower acquisitions, the Company assumed approximately $227,413,000 in liabilities and issued shares of Class A Common Stock with a value of approximately $310,300,000. The Company received approximately $69,277,000 of restricted cash as consideration for disposed radio stations and approximately $42,848,000 of this restricted cash was used as consideration for radio station acquisitions. The Company also exchanged approximately $44,352,000 in investment notes as consideration towards radio station and tower acquisitions. (See Note 9).

    The Company issued 105,602 additional shares of Cumulative Exchangeable Preferred Stock as dividend payments in kind. (See Note 7).

    Capital lease obligations of approximately $40,000 were incurred for office equipment. (See Note 3).

  Reclassifications--Certain reclassifications have been made to the prior year financial statements to conform with the 1997 presentation.

2. PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following as of December 31 (in thousands):

                                                             1996      1997
                                                            -------  --------
   Land and improvements................................... $14,835  $ 27,330
   Buildings and improvements..............................  21,842    60,982
   Towers..................................................   6,891    48,340
   Broadcast equipment.....................................  37,256    95,376
   Office equipment, furniture, fixtures and other
    equipment..............................................   8,635    23,613
   Assets under capital lease obligations..................   1,259     1,311
   Construction in progress................................   8,903    13,072
                                                            -------  --------
   Total...................................................  99,621   270,024
   Less accumulated depreciation and amortization..........  (9,374)  (19,835)
                                                            -------  --------
   Property and equipment--net............................. $90,247  $250,189
                                                            =======  ========

  Accumulated amortization for the assets under capital leases aggregated approximately $659,000 and $847,000 at December 31, 1996 and 1997, respectively.

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

3. LONG-TERM DEBT

  Outstanding amounts under the Company's long-term debt arrangements consisted of the following as of December 31 (in thousands):

                                                                1996     1997
                                                              -------- --------
   Credit Agreements......................................... $151,500 $505,000
   Tower Credit Agreements...................................    2,500   88,500
   Senior Subordinated Notes.................................  173,665  327,691
   Tower Note Payable--Other.................................    1,558    1,467
   Other Obligations.........................................    1,449    1,496
                                                              -------- --------
   Total.....................................................  330,672  924,154
   Less current maturities...................................      561      450
                                                              -------- --------
   Long-term debt............................................ $330,111 $923,704
                                                              ======== ========

  Credit Agreements--In January 1997, the Company entered into two new credit agreements with a syndicate of banks (collectively, the 1997 Credit Agreement), which replaced the previously existing credit agreement. All amounts outstanding under the previous agreement were repaid with proceeds from the 1997 Credit Agreement; the following discussion, with the exception of information regarding interest rates, is based upon the terms and conditions of the 1997 Credit Agreement. Collectively, the previous credit agreement and the 1997 Credit Agreement are referred to as the Credit Agreements.

  The 1997 Credit Agreement consists of two separate lending agreements, providing for facilities consisting of a $550.0 million reducing revolver credit facility which is available through December 31, 2004, a $200.0 million revolving credit converting to a term loan facility maturing December 31, 2004, and a $150.0 million term loan facility, maturing December 31, 2004, available in connection with certain note obligations of EZ Communications; the $150.0 million facility was not needed, and has expired unused.

  Amounts outstanding under the Credit Agreements bear interest based upon a variable base rate adjusted for a margin which is determined by reference to certain financial ratios of the Company, generally related to leverage. Until such time as the Company requests that rates be fixed or capped, rates are determined, at the option of the Company, by reference to either the Eurodollar rate plus certain percentages, or an alternate base rate (as defined) plus certain percentages. The weighted average interest rates under the Credit Agreements were approximately 8.0% and 7.4% for the years ended December 31, 1996 and 1997, respectively.

  There was $74.8 million and $48.0 million available under the Credit Agreements at December 31, 1996 and 1997, respectively. In connection with the Credit Agreements, the Company is obligated to pay commitment fees based on a percentage of the unused portion of the available commitments (the fee varies depending upon which facility is affected and the Company's leverage ratio). Commitment fees paid related to the Credit Agreements were approximately $24,500, $1,113,000 and $1,111,000 in 1995, 1996 and 1997, respectively.

  The 1997 Credit Agreement contains certain financial and operational covenants and other restrictions with which the Company must comply, including, among others, limitations on certain acquisitions, additional indebtedness, capital expenditures, and payment of cash dividends and stock repurchases. In addition, restrictions are placed upon the use of borrowings under the 1997 Credit Agreement and the Company must maintain certain financial ratios, principally related to leverage. Borrowings under the 1997 Credit Agreement are collateralized by a first security interest in the capital stock of the Company's Restricted Subsidiaries (as defined in the 1997 Credit Agreement), all FCC licenses, and all financial instruments (including the station investment note receivables) and material agreements. The Company's Restricted Subsidiaries have guaranteed the obligations of the Company under the 1997 Credit Agreement.

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

3. LONG-TERM DEBT--(CONTINUED)

  Tower Credit Agreements--In October 1997, ATS entered into a new loan agreement with a syndicate of banks (the 1997 Tower Credit Agreement), which replaced the previously existing credit agreement. American Tower Systems (Delaware), Inc. (ATSI) and American Tower Systems, L.P. (ATSLP) (collectively, the Operating Subsidiaries), are co-borrowers under the 1997 Tower Credit Agreement. All amounts outstanding under the previous agreement were repaid with proceeds from the 1997 Tower Credit Agreement. The following discussion, with the exception of the information regarding interest rates and availability under the agreements, is based on the terms and conditions of the 1997 Tower Credit Agreement. Collectively, the previous credit agreement and the 1997 Tower Credit Agreement are referred to as the Tower Credit Agreements.

  The 1997 Tower Credit Agreement provides ATS with a $250.0 million loan commitment based on ATS maintaining certain operational ratios, and an additional $150.0 million loan at the discretion of ATS. The 1997 Tower Credit Agreement may be borrowed, repaid and reborrowed without reducing the availability until June 2005, except as specified in the 1997 Tower Credit Agreement; thereafter, availability decreases in an amount equal to 50% of excess cash flow, as defined in the 1997 Tower Credit Agreement, for the fiscal year immediately preceding the calculation date. In addition, the 1997 Tower Credit Agreement requires commitment reductions in the event of sale of ATS's common stock or debt instruments, and/or permitted asset sales, as defined in the 1997 Tower Credit Agreement.

  Outstanding amounts under the Tower Credit Agreements bear interest at either LIBOR (5.72% as of December 31, 1997 and 5.78% as of December 31, 1996) plus 1.0% to 2.25% or Base Rate, as defined in the Tower Credit Agreements, plus 0.00% to 1.00%. The spread over LIBOR and the Base Rate varies from time to time, depending upon the Tower Subsidiary's financial leverage. Under certain circumstances, the Tower Subsidiary may request that rates be fixed or capped. For the years ended December 31, 1996 and 1997, the weighted average interest rate of the Tower Credit Agreements was 8.75% and 7.54%, respectively.

  There was $67.5 million and $32.7 million available under the Tower Credit Agreements at December 31, 1996 and 1997, respectively. The Tower Subsidiary pays quarterly commitment fees ranging from .375% to .50%, based on ATS's financial leverage and the aggregate unused portion of the aggregated commitment. Commitment fees paid related to the Tower Credit Agreements aggregated approximately $24,000 and $416,000 for the years ended December 31, 1996 and 1997, respectively.

  The 1997 Tower Credit Agreement contains certain financial and operational covenants and other restrictions with which the Tower Subsidiary must comply, whether or not any borrowings are outstanding, including among others, maintenance of certain financial ratios, limitations on acquisitions, additional indebtedness and capital expenditures, as well as restrictions on cash distributions unless certain financial tests are met, and the use of borrowings. The obligations of ATS under the 1997 Tower Credit Agreement are collateralized by a first priority security interest in substantially all of the assets of ATSI. The Tower Subsidiary has pledged all of its stock to the banks as security for ATS's obligations under the 1997 Tower Credit Agreement. ATS is in the process of negotiating an amended and restated loan agreement with its senior lenders, pursuant to which the existing maximum borrowing of the Operating Subsidiaries would be increased from $400.0 million to $900.0 million, subject to compliance with certain financial ratios, and ATS would be able to borrow an additional $150.0 million, subject to compliance with certain less restrictive ratios. Borrowings under an amended loan agreement would also be available to finance acquisitions. In connection with the refinancing, the Company expects to recognize an extraordinary loss of approximately $1.4 million, net of a tax benefit of $0.9 million, during the second quarter of 1998.

  Senior Subordinated Notes--In February 1996, the Company sold $175,000,000 of 9% Senior Subordinated Notes due 2006 (the Subordinated Notes) at a discount of $1,419,000 to yield 9.125% (the Debt Offering). Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $167.5 million.

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

3. LONG-TERM DEBT--(CONTINUED)

As of December 31, 1997, the Subordinated Notes aggregated approximately $173,765,000 net of an unamortized discount of approximately $1,235,000. Interest is payable semi-annually on February 1 and August 1 with the face amount of the Subordinated Notes due on February 1, 2006. The Subordinated Notes are redeemable at the option of the Company, in whole or in part at any time on or after February 1, 2001 and prior to maturity, at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest, if any, to but excluding the redemption date, if redeemed during the 12 month period beginning February 1 of the years indicated: 2001-- 104.5%; 2002--103.0%; 2003--101.5%; 2004 and thereafter--100.0%.
Notwithstanding the foregoing, at any time prior to February 1, 1999, the Company may redeem up to $58.3 million principal amount of the Subordinated Notes from the net proceeds of a public equity offering (as defined in the Subordinated Notes indenture) at a redemption price equal to 109.0% of the principal amount thereof plus accrued and unpaid interest, if any, to the Redemption Date, provided that at least $116.7 million principal amount of the Subordinated Notes remain outstanding immediately after the occurrence of any such redemption. The Subordinated Notes are subordinate in right of payment to the prior payment in full of all obligations under the 1997 Credit Agreement. The Subordinated Notes contain certain covenants including, but not limited to, limitations on sales of assets, dividend payments, future indebtedness and issuance of preferred stock, and require an offer to purchase within 15 days after the occurrence of a Change of Control (as defined) the outstanding subordinated Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. A Change of Control will occur upon the consummation of the CBS Merger. Proceeds from the Debt Offering and the equity offering discussed in Note 8, were used to repay outstanding borrowings under the Credit Agreements.

  As part of the EZ Merger, the Company assumed EZ's obligations with respect to $150.0 million principal amount of the EZ 9.75% Senior Subordinated Notes (the 9.75% Notes) and repaid all borrowings under the EZ credit facility with borrowings from the 1997 Credit Agreement. As required by the closing of the EZ Merger, the Company offered to repurchase the 9.75% Notes; such offer commenced in April 1997 and expired in May 1997, with no such notes being tendered for purchase. As of December 31, 1997, the 9.75% Notes aggregated approximately $153,926,000 net of an unamortized premium of approximately $3,926,000. Interest is payable semi-annually on June 1 and December 1 with the face amount of the Subordinated Notes due on February 1, 2006. The 9.75% Notes are redeemable at the option of the Company, in whole or in part at any time on or after December 1, 2000 at a redemption price of 104.875% of the principal amount, plus accrued and unpaid interest, if any, to the date of redemption. The redemption price reduces over three years to a redemption price of 100% of the principal amount in 2003 and thereafter. Notwithstanding the foregoing, at any time prior to December 1, 1998, the Company may redeem up to $50.0 million of the original aggregate principal amount of the 9.75% Note with the net proceeds of one public offering of common stock at 109.75% of the principal amount thereof, together with accrued and unpaid interest, if any, to the date of redemption, as long as at least $100.0 million of the original aggregate amount of the 9.75% Notes remain outstanding. The 9.75% Notes are general unsecured obligations of the Company and rank pari passu in right of payment to all obligations under the 1997 Credit Agreement. The 9.75% Notes are guaranteed by the restricted subsidiaries as described in Note 16. The 9.75% Notes contain certain covenants including, but not limited to, limitations on sales of assets, dividend payments, future indebtedness and issuance of preferred stock, and require an offer to purchase within 15 days after the occurrence of a Change of Control (as defined) the outstanding 9.75% Notes at a purchase price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of the purchase.

  Derivative Positions--Under the terms of the Credit Agreements, the Company is required, under certain conditions, to enter into interest rate protection agreements. At December 31, 1996, ARS maintained two swap agreements, expiring in September 2000, under which the interest rate is fixed with respect to $35.5 million of notional principal amount at approximately 7% and 10%. At December 31, 1997, the Company maintained two swap agreements, one expiring in March 2000, under which the interest rate is fixed with respect to $30.8 million

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

3. LONG-TERM DEBT--(CONTINUED)

of notional principal amount at approximately 6.3%, and one expiring in March 2002, under which the interest rate is fixed with respect to $9.0 million of notional principal amount at approximately 6.8%. The Company maintained swap agreements, expiring in September 2001, under which the interest rate is fixed with respect to $35.5 million of notional principal amount at approximately 7.2% and 10.0%. The Company maintained a swap agreement, expiring in March 2002, under which the interest rate is fixed with respect to $37.0 million notional principal amount from March 2000 up to September 2001 and $72.6 million notional principal amount thereafter at approximately 6.8%. The Company also maintained a cap agreement, expiring in April 2000, under which the interest rate is fixed with respect to $119.7 million of notional principal amount at approximately 9.5%. The Company intends to enter into new agreements, at least to the extent necessary to comply with the requirements of the 1997 Credit Agreement (50% of the total variable interest rate indebtedness of the Company must bear fixed interest). The Company's exposure under these agreements is limited to the impact of variable interest rate fluctuations and the periodic settlement of amounts due under these agreements if the other parties fail to perform. (See Note 12).

  Under the terms of the 1997 Tower Credit Agreement, ATSI is required, under certain conditions, to enter into interest rate protection agreements. There were no such agreements outstanding at December 31, 1996. As of December 31, 1997, ATSI maintained a swap agreement, expiring in January 2001, under which the interest rate is fixed with respect to $7.3 million of notional principal amount at approximately 6.4%. ATSI also maintained two cap agreements; one expiring in July 2000, under which the interest rate is fixed with respect to $21.6 million of notional principal amount at approximately 9.5%, and one expiring in November 1999, under which the interest rate is fixed with respect to $7.0 million of notional principal amount at approximately 8.5%. ATSI's exposure under these agreements is limited to the impact of variable interest rate fluctuations and the periodic settlement of amounts due under these agreements if the other parties fail to perform.

  Tower Note Payable--Other--A limited liability company, which is under majority control of the Tower Subsidiary, has a note secured by the minority shareholder's interest in the limited liability company. Interest rates under this note are determined, at the option of the limited liability company, at either the Floating Rate (as defined in the note agreement) or the Federal Home Loan BankBoston rate plus 2.25%. As of December 31, 1996 and 1997, the effective interest rate on borrowings under this note was 8.02%. The note is payable in equal monthly principal payments with interest through 2006.

  Other Obligations--In connection with various acquisitions, the Company has assumed certain long-term obligations of the acquired entities. Substantially all of these obligations were repaid during 1997, with the remaining unpaid obligation payable in monthly installments through 2014. In 1997, the Company also agreed to borrow $750,000 from a lessor to fund leasehold improvements. The unsecured note is payable through 2012 and bears interest at an effective rate of 10.0%.

  Future principal payments required under the Company's long-term debt arrangements at December 31, 1997 are as follows (in thousands):

     YEAR ENDING DECEMBER 31:
     ------------------------
       1998............................................................ $    450
       1999............................................................      271
       2000............................................................      260
       2001............................................................      169
       2002............................................................      183
       Thereafter through 2015.........................................  922,821
                                                                        --------
         Total......................................................... $924,154
                                                                        ========

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

3. LONG-TERM DEBT--(CONTINUED)

  Extraordinary Losses--In 1995, the Company replaced its then existing credit facility, and, in connection with repayment of borrowings under that facility, recognized an extraordinary loss of $817,000, net of a tax benefit of $614,000, representing the write-off of deferred financing fees for the old facility. Following the closing of the 1997 Credit Agreement in January 1997 and repayment of amounts outstanding under the previous agreement, the Company recognized an extraordinary loss of approximately $1.6 million, net of a tax benefit of $1.0 million, representing the write-off of deferred financing fees associated with the previous agreement.

  Following the closing of the 1997 Tower Credit Agreement in October 1997, the Tower Subsidiary incurred an extraordinary loss of approximately $1,156,000 (approximately $694,000 net of the applicable income tax benefit) representing the write-off of deferred financing fees associated with the previous agreement.

4. COMMITMENTS AND CONTINGENCIES

  Broadcast Rights--At December 31, 1997, the Company was committed to the purchase of broadcast rights for various sports events, and other programming, including on-air talent, aggregating approximately $42,120,000. This programming is not yet available for broadcast. As of December 31, 1997, aggregate payments related to these commitments during the next five years and thereafter are as follows (in thousands):

     YEAR ENDING DECEMBER 31:
     ------------------------
       1998............................................................. $13,822
       1999.............................................................  12,809
       2000.............................................................  10,795
       2001.............................................................   4,634
       2002.............................................................      60
                                                                         -------
         Total.......................................................... $42,120
                                                                         =======

  Leases--The Company leases various offices, studios, and broadcast and other equipment under operating leases that expire over various terms. Most leases contain renewal options with specified increases in lease payments in the event of renewal by the Company.

  Future minimum rental payments required under non-cancelable operating leases in effect at December 31, 1997 are approximately as follows (in thousands):

     YEAR ENDING DECEMBER 31:
     ------------------------
       1998............................................................. $10,472
       1999.............................................................   9,622
       2000.............................................................   8,809
       2001.............................................................   6,763
       2002.............................................................   5,692
       Thereafter through 2041..........................................  28,180
                                                                         -------
         Total.......................................................... $69,538
                                                                         =======

  Aggregate rent expense under operating leases for the years ended December 31, 1995, 1996 and 1997 approximated $1,769,000, $4,374,000 and $9,695,000, respectively.

  The Company and the Tower Subsidiary obtain a portion of their revenues from leasing tower and transmitting facilities and sub-carrier rights to other broadcasters and communications companies under various

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

4. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

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

  Future minimum lease revenues for non-cancelable operating leases in effect at December 31, 1997 are approximately as follows (in thousands):

     YEAR ENDING DECEMBER 31:
     ------------------------
       1998............................................................ $ 22,261
       1999............................................................   17,908
       2000............................................................   15,418
       2001............................................................   12,875
       2002............................................................    8,435
       Thereafter through 2022.........................................   28,545
                                                                        --------
         Total......................................................... $105,442
                                                                        ========

  Total rental revenues under these leases approximated $448,000, $676,000 and $1,194,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Total rental revenues under the Company's sub-leases approximated $468,000 and $978,000 for the years ended December 31, 1996 and 1997, respectively.

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

  Future minimum payments required under these contracts at December 31, 1997 are as follows (in thousands):

   YEAR ENDING DECEMBER 31:
   ------------------------
   1998................................................................ $ 8,086
   1999................................................................   6,971
   2000................................................................   4,527
   2001................................................................   2,298
   2002................................................................   1,289
   Thereafter through 2012.............................................   3,808
                                                                        -------
   Total............................................................... $26,979
                                                                        =======

  Total expense under these contracts for the years ended December 31, 1995, 1996 and 1997 approximated $2,426,000, $4,117,000 and $11,438,000, respectively.

  Acquisition Commitments--See Notes 10 and 11 for information with respect to station acquisition and Tower Subsidiary acquisition commitments.

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

5. RELATED-PARTY TRANSACTIONS

  An individual, who is a stockholder of the Company and was a limited partner and creditor of two of the Predecessor Entities, is a partner in a law firm which represents the Company, and certain associates of this firm serve as assistant secretaries to the Company. Legal fees and other expenses incurred for services rendered by this firm to the Company approximated $772,000, $2,038,000 and $1,969,000 for the years ended December 31, 1995, 1996 and
1997, respectively.

  An affiliate of Chase Equity Associates (CEA), a stockholder of the Company, is a co-syndication agent and an approximate 9%, participant under prior credit agreements. A company director is also a general partner of CEA. For the years ended December 31, 1995, 1996 and 1997, the stockholder affiliate's share of interest and fees paid by the Company pursuant to the provisions of the Credit Agreements were $1,688,500, $553,000 and $2,711,000, respectively.

  See Notes 8 and 10 for other related-party transactions.

6. INCOME TAXES

  The income tax provision (benefit) from continuing operations was comprised of the following for the years ended December 31 (in thousands):

                                                         1995   1996   1997
                                                        ------ ------ -------
   Current:
     Federal........................................... $1,851 $2,721 $ 3,030
     State.............................................    612    799     738
   Deferred:
     Federal...........................................  4,023    905  (4,697)
     State.............................................    343    157    (784)
   Benefit from disposition of stock options (recorded
    to additional paid-in capital).....................           244   1,297
                                                        ------ ------ -------
   Income tax provision (benefit)...................... $6,829 $4,826 $  (416)
                                                        ====== ====== =======

  A reconciliation between the U.S. statutory rate from continuing operations and the effective rate is as follows for the years ended December 31:

                                                               1995  1996   1997
                                                               ----  ----   ----
   Statutory tax rate.........................................  34%   34 %  (34)%
   State taxes, net of federal benefit........................   6     6     (6)
   Goodwill amortization......................................   1     6     26
   Amortization of intangibles................................         1      5
   Meals and entertainment....................................   1     3      7
   Valuation allowance........................................              (13)
   Non-deductible merger costs................................               10
   Other--net.................................................   1    (2)
                                                               ---   ---    ---
   Effective tax rate.........................................  43%   48 %   (5)%
                                                               ===   ===    ===

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

6. INCOME TAXES--(CONTINUED)

  Significant components of the Company's deferred tax assets and liabilities, computed using currently enacted tax rates, are as follows at December 31 (in thousands):

                                                             1996      1997
                                                           --------  ---------
Current assets:
  Allowances and accruals made for financial reporting
   purposes which are currently nondeductible............. $  3,370  $   4,076
  Net operating loss carry forward........................                  75
  Net operating loss carry-back...........................               2,277
                                                           --------  ---------
    Total current assets.................................. $  3,370  $   6,428
                                                           ========  =========
Long-term items:
  Assets:
    Allowances made for financial reporting purposes which
     are currently nondeductible.......................... $    277  $   2,868
    Net operating loss carry-forwards.....................    1,010        717
    Valuation allowance...................................   (1,010)
  Liabilities:
    Property and equipment and intangible assets-
     principally due to tax amortization methods for tax
     purposes.............................................  (33,482)  (199,613)
                                                           --------  ---------
  Net long-term deferred tax liabilities.................. $(33,205) $(196,028)
                                                           ========  =========

  At December 31, 1997, the Company has net operating loss carry-forwards available to reduce future taxable income of $2,260,000 for federal and state purposes. These loss carry-forwards expire through 2009. During 1997, as a result of increases in taxable income and certain tax planning strategies, certain of these assets were realized and the entire valuation allowance of $1,010,000 was removed.

7. REDEEMABLE STOCK

  Activity related to the classes of redeemable stock for the year ended December 31, 1995 is as follows (in thousands):

                                                  SERIES C          SERIES A
                                               ----------------  --------------
                                               SHARES   AMOUNT   SHARES AMOUNT
                                               ------  --------  ------ -------
Balance, January 1, 1995...................... 1,714   $ 13,765    382  $ 3,432
  Reclassification against additional paid-in
   capital....................................                    (382)  (3,432)
  Distributions accrued in kind...............              815
  Distributions paid..........................           (2,580)
  Conversion to Common Stock..................  (939)
  Share redemption............................  (775)   (12,000)
                                               -----   --------   ----  -------
Balance, December 31, 1995....................     0   $      0      0  $     0
                                               =====   ========   ====  =======

  Senior Common Stock--Holders of the Senior Series C Common Stock (the Senior Common Stock) were entitled to quarterly cash distributions (the Common Yield Distributions) equal to 10% of the stock's initial "preferred distribution amount", compounded on a daily basis.

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

7. REDEEMABLE STOCK--(CONTINUED)

  Series A Common Stock--Repurchase Obligation to ESOP Stockholders--The Company was obligated to repurchase shares of Class A Common Stock held by an employee stock ownership plan (ESOP) of a Predecessor Entity. During 1995, the Company repurchased at fair market value approximately 18,000 shares.

  As a result of the Initial Public Offering, the Board of Directors of the Company voted effective September 30, 1995 to amend the ESOP to eliminate the right of beneficiaries to require the Company to purchase their shares. Pursuant to this amendment, the Company reclassified the long-term portion of its obligation of approximately $3.4 million to additional paid-in capital. The Board of Directors also voted effective December 31, 1995 to terminate the ESOP. During 1996, the Company applied for a favorable determination letter from the IRS with respect to termination of the plan, which was received in March 1997. The Company is in the process of terminating the ESOP. Accordingly, the ESOP has distributed approximately 315,000 shares of Class A Common Stock to participants through February 1998. Upon distribution of approximately 13,000 remaining shares, the ESOP will be terminated.

  Cumulative Exchangeable Preferred Stock: In January 1997, the Company consummated a private offering of 2,000,000 shares of its 11 3/8% Cumulative Exchangeable Preferred Stock (Exchangeable Preferred Stock) to a group of qualified institutional investors. The Company utilized the net proceeds, which approximated $192.1 million, to repay amounts outstanding under the 1997 Credit Agreement and to fund acquisitions. Shares of Exchangeable Preferred Stock are exchangeable, at the Company's option, in whole but not in part, on any dividend payment date commencing April 15, 1997 into the Company's 11 3/8% Subordinated Exchange Debentures due 2009 (Exchange Debentures). As discussed below, the Exchangeable Preferred Stock possesses mandatory redemption features and is classified as such in the Company's consolidated financial statements.

  Dividends on the Exchangeable Preferred Stock are cumulative at an annual rate of 11 3/8% (equivalent to $11.375 per share), accruing from the date of original issuance (January 30, 1997) and are payable quarterly in arrears on April 15, July 15, October 15, and January 15, commencing April 15, 1997. The Company's ability to pay dividends is restricted under the terms of the Subordinated Notes and is prohibited during the existence of a default under the Company's 1997 Credit Agreement or the Subordinated Note Indenture. The Company has the right, on or prior to January 15, 2002, to pay dividends through the issuance of additional shares of Exchangeable Preferred Stock. The Company met all tests and approximately 105,602 additional shares were issued and $5,990,000 of accrued dividends were paid through December 31, 1997.

  The Exchangeable Preferred Stock is redeemable at the option of the Company, for cash at any time after January 15, 2002, initially at 105.688% of the liquidation preference, declining ratably immediately after January 15, 2007, plus accrued and unpaid dividends of the date of the redemption. In addition, prior to January 15, 2000, the Company may, at its option, use the net cash proceeds of an offering to redeem up to 35% of the outstanding Exchangeable Preferred Stock at 111.375% of the liquidation preference, plus accumulated and unpaid dividends to the date of redemption; provided that after any such redemption, there must be at least $130.0 million aggregate liquidation preference of the Exchangeable Preferred Stock outstanding. The Company is required, subject to certain conditions, to redeem all Exchangeable Preferred Stock outstanding on January 15, 2009, at a redemption price to 100% of the liquidation preference, plus accumulated and unpaid dividends to the date of redemption. Within 15 days after the occurrence of a Change in Control, the Company, will be required, subject to certain conditions, to offer to purchase all of the then outstanding shares at a price equal to 101% of the liquidation preference, plus accumulated and unpaid dividends to the date of redemption. A Change of Control will occur upon the consummation of the CBS Merger. During the first quarter of 1998, the Company paid the holders of the Exchangeable Preferred Stock consent fees aggregating $2.1 million in connection with certain amendments to the holders' Exchangeable Preferred Stock agreements.

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY

  Common Stock Classes--The Class A Common Stock and Class B Common Stock entitle the holder to one and ten votes, respectively, per share. The Class C Common Stock is nonvoting.

  Convertible Exchangeable Preferred Stock Offering--The outstanding Convertible Exchangeable Preferred Stock (Convertible Preferred Stock) consists of 137,500 shares (2,750,000 Depositary Shares, each Depositary Share represents ownership of one-twentieth of a share of Convertible Preferred Stock). Proceeds to the Company of the sale of these shares in June 1996, net of underwriters' discount and associated costs, were approximately $132.8 million. Proceeds from the offering were used to fund acquisitions. Shares of Convertible Preferred Stock are convertible at the option of the holder at any time, unless previously redeemed or exchanged, into shares of Class A Common Stock, par value $.01 per share, of the Company at a conversion price of $42.50 per share of Class A Common Stock (equivalent to a conversion rate of 1.1765 shares of Class A Common Stock per Depositary Share), subject to adjustment in certain events.

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

  Dividends on the Convertible Preferred Stock are cumulative at an annual rate of 7% (equivalent to $3.50 per Depositary Share), accruing from the date of original issuance (June 25, 1996) and are payable quarterly in arrears on March 31, June 30, September 30, and December 31, commencing September 30, 1996. The Company's ability to pay dividends is restricted under the terms of the Subordinated Notes (see Note 3) and is prohibited during the existence of a default under the Company's Credit Agreements or the Subordinated Notes. The Company met all tests and approximately $9,625,000 of accrued dividends had been paid through December 31, 1997.

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

  In June 1995, the Company consummated an initial public offering of 5,500,000 shares of the Company's Class A Common Stock ($.01 par value) at a price of $16.50 per share. The total shares issued pursuant to the Initial Public Offering consisted of 4,270,000 shares initially sold by the Company, 730,000 shares by selling shareholders and an additional 500,000 shares sold by the Company pursuant to the underwriters' over-allotment option. Proceeds to the Company, net of underwriters' discount and associated costs, were approximately $70.4 million. The Company used the proceeds of a liquidation preference associated with the Company's Senior Common Stock ($14.6 million) to reduce indebtedness under the then existing credit agreement ($54.0 million) and to repay certain stockholder notes ($1.0 million). The remaining proceeds were used to fund current working capital needs.

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY--(CONTINUED)

  Capital Deficiency Upon Combination--In connection with accounting for the Combination, the Predecessor Entities' accumulated deficits or retained earnings at formation in 1993 were carried forward into the Company in the form of a capital deficiency account. The Company has reclassified the balance of the capital deficiency upon combination against additional paid-in capital in the accompanying financial statements.

  ATS Stock Purchase Agreement--On January 22, 1998, the Tower Subsidiary consummated the transactions contemplated by the stock purchase agreement (the ATS Stock Purchase Agreement), dated as of January 8, 1998, with Steven B. Dodge, Chairman of the Board, President and Chief Executive Officer of ARS and ATS, and certain other officers and directors of ARS (or their affiliates or family members or family trusts), pursuant to which those persons purchased
8.0 million shares of ATS Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $80.0 million, including 4.0 million shares by Mr. Dodge for $40.0 million. Payment of the purchase price was in the form of cash aggregating approximately $30.6 million and in the form of notes aggregating approximately $49.4 million due on the earlier of the consummation of the Merger or, in the event the Merger Agreement is terminated, December 31, 2000. The notes bear interest at the six-month London Interbank Rate, from time to time, plus 1.5% per annum, and are secured by shares of ARS Common Stock having a fair market value of not less than 175% of the principal amount of and accrued and unpaid interest on the note. The notes are prepayable at any time at the option of the obligor and will be due and payable, at the option of the Tower Subsidiary, in the event of certain defaults as described in the notes.

  ARS Stock Option Plan--ARS has a stock option plan which provides for the granting of options to employees to acquire up to 3,000,000 shares of Class A and B Common Stock. Exercise prices in the case of incentive stock options are not less than the fair value of the underlying Class A Common Stock on the date of grant. Exercise prices in the case of non-qualified stock options are set at the discretion of the Board of Directors. Options vest ratably over various periods, generally five years, commencing one year from the date of grant.

  The following table summarizes option activity:

                                                                WEIGHTED AVERAGE
                                                                EXERCISE PRICES
                                                      OPTIONS      PER SHARE
                                                     ---------  ----------------
   Outstanding as of December 31, 1993..............   580,000       $ 6.38
   Granted..........................................   322,000       $ 7.79
   Canceled.........................................    (8,000)      $ 6.38
   Exercised........................................    (2,000)      $ 6.38
                                                     ---------       ------
   Outstanding as of December 31, 1994..............   892,000       $ 6.88
   Granted..........................................   362,000       $12.58
   Canceled.........................................    (4,800)      $ 6.38
   Exercised........................................    (1,200)      $ 6.38
                                                     ---------       ------
   Outstanding as of December 31, 1995.............. 1,248,000       $ 8.54
   Granted/issued(1)................................   740,500       $29.40
   Canceled(1)......................................  (260,600)      $ 7.11
   Exercised........................................   (28,800)      $ 6.84
                                                     ---------       ------
   Outstanding as of December 31, 1996.............. 1,699,100       $14.56
   Granted/issued...................................   593,000       $28.07
   Issued in connection with EZ Merger..............   362,239       $ 2.70
   Canceled.........................................    (5,000)      $28.25
   Exercised........................................   (96,261)      $ 9.67
                                                     ---------       ------
   Outstanding as of December 31, 1997.............. 2,553,078       $15.55
                                                     =========       ======

--------
(1) Includes 253,000 options which were canceled and reissued at the December 31, 1996 fair market value of $27.25.

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY--(CONTINUED)

  Options exercisable:

                                                                WEIGHTED AVERAGE
                                                                EXERCISE PRICES
                                                                   PER SHARE
                                                                ----------------
   December 31, 1995..........................   271,200 shares      $6.61
   December 31, 1996..........................   520,800 shares      $7.58
   December 31, 1997.......................... 1,155,095 shares      $7.91

  In February 1995, the Board granted options to employees to acquire 282,000 shares of Class B Common Stock with exercise prices below the fair market value at the date of grant ($11.50 per share). In addition, the Board, in June 1995, granted options to an employee to acquire 10,000 shares of Class B Common Stock at an exercise price below fair market value. Fair market value at date of grant was determined based on advice from the Company's investment banker. Unearned compensation with respect to these options aggregated $473,000 and is being amortized over the period that the options vest (five years). Amortization aggregating $82,000, $94,000 and $94,000 was recorded for the years ended December 31, 1995, 1996 and 1997, respectively.

  The following table sets forth information regarding ARS options outstanding at December 31, 1997:

                                              WEIGHTED    WEIGHTED   WEIGHTED AVERAGE
                   RANGE OF      NUMBER       AVERAGE      AVERAGE  EXERCISE PRICE FOR
     NUMBER     EXERCISE PRICE  CURRENTLY  EXERCISE PRICE REMAINING     CURRENTLY
   OF OPTIONS     PER SHARE    EXERCISABLE   PER SHARE      LIFE       EXERCISABLE
   ----------   -------------- ----------- -------------- --------- ------------------
     504,916        $6.38         403,933      $ 6.38        1.0          $ 6.38
     315,200    $ 6.38-- 9.90     189,120      $ 7.80        1.6          $ 7.80
     350,600    $ 9.88--23.75     140,240      $12.66        2.2          $12.66
     465,700    $25.00--39.13      93,140      $26.16        3.5          $26.16
     916,662    $ 1.39--38.81     328,662      $18.98        4.2          $ 2.73
   ---------    -------------   ---------      ------        ---          ------
   2,553,078    $ 1.39--39.13   1,155,095      $15.55        2.8          $ 7.91
   =========    =============   =========      ======        ===          ======

  Tower Stock Option Plans--In November 1997, Tower instituted the 1997 Stock Option Plan which provides for the granting of options to employees and directors to acquire up to 10,000,000 shares of Tower Class A and Class B Common Stock. The Plan is expected to be amended in connection with the ATC Merger, described in Note 11, to limit future grants to Class A Common Stock. No options were granted under this plan during 1997. In January 1998, Tower granted 2,820,300 options at an exercise price of $10 per share to employees and directors and subsequently granted 1,200,000 options at an exercise price of $13 per share to employees of an acquired company. (See Note 10).

  ATSI also has a stock option plan which provides for the granting of options to employees to acquire up to 1,000,000 shares of the common stock of ATSI. In addition, in connection with the Tower Separation approximately 800,000 options to purchase shares of ARS Common stock held by current and future employees of Tower may be exchanged for Tower options. The ARS options will be exchanged in a manner that will preserve the spread in such ARS options between the option exercise price and the fair market value of ARS Common Stock and the ratio of the spread to the exercise price prior to such conversion.

  Exercise prices in the case of incentive stock options are generally not less than the fair value of the underlying common stock on the date of grant. Exercise prices in the case of non-qualified stock options are set at the discretion of the Board of Directors. Options vest ratably over various periods, generally five years, commencing one year from the date of grant. There have been no ATSI option grants at exercise prices different from fair value.

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

8. STOCKHOLDERS' EQUITY--(CONTINUED)

  The following table summarizes the ATSI option activity for the periods presented:

                                                                    WEIGHTED
                                           EXERCISE     NUMBER      AVERAGE
                                             PRICE     CURRENTLY   REMAINING
                                 OPTIONS   PER SHARE  EXERCISABLE LIFE (YEARS)
                                 -------  ----------- ----------- ------------
   Granted during 1996 and
    outstanding at December 31,
    1996.......................  550,000     $5.00      160,000       8.71
   Granted.....................  172,000  $7.50-$8.00                 9.24
   Cancelled...................  (40,000)    $5.00
                                 -------                -------       ----
   Outstanding as of December
    31, 1997...................  682,000                160,000       8.89
                                 =======                =======       ====

  As described in Note 1, the intrinsic value method is used to determine compensation associated with stock option grants. No compensation cost has been recognized to date for grants under the Plan.

  Pro Forma Disclosure--As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options or awards to employees. Had the Company used the fair value method to measure compensation for grants under all plans made in 1995, 1996 and 1997, reported basic income (loss) applicable to common stockholders and income
(loss) per share would have been $7,257,000 or $0.61 per share in 1995, $(858,000) or $(0.04) per share in 1996, and $(44,272) or $(1.62) per share in
1997. Diluted income per share for 1995 would have been $.58 per share.

  The "fair value" of each option grant is estimated on the date of grant using using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                           1995 AND 1996  1997
                                                           ------------- -------
     Approximate risk-free interest rate..................    6.0%       6.0%
     Expected life of option grants.......................    5 years    5 years
     Expected volatility of underlying stock..............    35.0%      40.0%

  The estimated weighted average fair value of option grants made during 1995, 1996 and 1997 was $5.47, $11.88 and $7.32, respectively, per option.

  Reserved Shares--The Company has reserved 1,400,000 shares of Class A Common Stock and 1,600,000 shares of Class B Common Stock for issuance under ARS' stock option plan (the Plan). The Tower Subsidiary has reserved sufficient shares under the Tower stock option plans.

9. ACQUISITIONS AND DISPOSITIONS

  General: The following acquisitions have been generally accounted for by the purchase method of accounting, and, accordingly, the operating results of the acquired entities, to the extent that a local marketing agreement (LMA) did not exist, have been included in consolidated operating results since the date of acquisition. Stations obtained by exchange of similar properties are recorded at the carrying value of the station given as consideration. The purchase price has been allocated to the assets acquired, principally intangible assets, and the liabilities assumed based on their estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill. The financial statements reflect the preliminary allocation of certain purchase prices as the appraisals for certain acquisitions have not yet been finalized. The Company does not expect the final appraisals will have a material effect on the financial position, results of operations or liquidity of the Company.

 1997 Station Acquisitions and Dispositions:

  EZ Merger: On April 4, 1997, the Company consummated the merger of EZ into the Company (the EZ Merger). Pursuant to the EZ Merger, the Company acquired eighteen FM and six AM stations in eight markets:

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

9. ACQUISITIONS AND DISPOSITIONS--(CONTINUED)

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

  As part of the EZ Merger, the Company assumed EZ's obligations with respect to $150.0 million principal amount of the EZ 9.75% Senior Subordinated Notes (the 9.75% Notes) and repaid all borrowings under the EZ credit facility with borrowings from the 1997 Credit Agreement. (See Note 3).

  Austin: In March 1997, the Company acquired KAMX-FM, KKMJ-FM, and KJCE-AM for approximately $28.7 million.

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

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

9. ACQUISITIONS AND DISPOSITIONS--(CONTINUED)

  Dayton: In February 1997, the Company acquired WXEG-FM for approximately $3.6 million and acquired WLQT-FM and WBBT-FM (formerly WDOL-FM) for approximately $12.0 million. (See Note 11).

  Detroit, Philadelphia, Sacramento: In February 1997, the Company exchanged WFLN-FM in Philadelphia for KSFM-FM and KMJI-AM serving Sacramento and sold WQRS-FM in Detroit for approximately $20.0 million. The net assets were classified as net assets under exchange agreement as of December 31, 1996. See Sacramento below.

  Fresno: In April 1997, the Company acquired KOOR-AM (formerly KOQO-AM) and KOQO-FM for approximately $6.0 million.

  Hartford: In November 1997, the Company acquired for a nominal amount the New England Weather Service, based in Hartford, Connecticut pursuant to the exercise of an option which the Company acquired for $1.0 million, in connection with its acquisition of WTIC-AM and WTIC-FM in May 1996.

  Lebanon: In October 1997, the Company acquired WYLX-FM (formerly WMMA-FM) serving the Lebanon, Ohio market for approximately $3.0 million.

  Omaha: In May 1997, the Company sold the assets of KGOR-FM, KFAB-AM and Business Music Service Inc. for approximately $38.0 million.

  Palm Springs: In December 1997, the Company acquired KEZN-FM for approximately $5.1 million. The Company began programming and marketing the station pursuant to an LMA agreement in October 1997.

  Portsmouth: In September 1997, the Company acquired WQSO-FM (formerly WSRI-
FM), WZNN-AM, WMYF-AM and WEZR-FM for approximately $6.0 million. The Company began programming and marketing the stations pursuant to an LMA agreement in July 1997.

  Rochester: In April 1997, the Company acquired WZNE-FM (formerly WAQB-FM), a newly authorized Class A FM station for approximately $3.5 million.

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

  In April 1997, the Company sold KMJI-AM for approximately $1.5 million.

  Sacramento and West Palm Beach: In March 1997, the Company consummated an agreement to exchange KSTE-AM in Sacramento and $33.0 million in cash for WEAT-FM, WEAT-AM and WOLL-FM serving West Palm Beach. (See Note 11).

  San Jose: In February 1997, the Company acquired KBRG-FM (formerly KBAY-FM) and KKSJ-AM for approximately $31.0 million. (See Note 11).

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

9. ACQUISITIONS AND DISPOSITIONS--(CONTINUED)

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

 1996 Station Acquisitions and Dispositions:

  Baltimore: In October 1996, the Company acquired the assets of WBGR-AM for approximately $2.8 million.

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

  Fresno, Omaha, Portland and Sacramento: In July 1996, the Company consummated the merger of Henry Broadcasting Company (HBC). Pursuant thereto, the Company acquired KUFO-FM and KUPL-AM (formerly KBBT-AM) in Portland, Oregon, KYMX-FM and KCTC-AM in Sacramento, California, KGOR-FM and KFAB-AM in Omaha, and KSKS-FM, KKDJ-FM, and KMJ-AM in Fresno, California, for an aggregate purchase price of approximately $110.4 million. As part of a related transaction with the principal stockholder of HBC, the Company acquired certain real estate used in the business of HBC for approximately $2.0 million in cash and obtained a five-year option to acquire certain other real estate for a purchase price of approximately $1.0 million.

  Hartford: In May 1996, the Company acquired WTIC-AM and WTIC-FM for approximately $39.0 million, including approximately $1.1 million of working capital. The Company also paid $1.0 million for a two-year option to purchase for $1.00 the New England Weather Service which was purchased in 1997.

  In December 1996, the Company sold WNEZ-AM serving New Britain, Connecticut for approximately $710,000, and a loss of approximately $140,000 was recorded upon disposition.

  Las Vegas: In October 1996, the Company acquired KMZQ-FM and KXTE-FM (formerly KFBI-FM) for approximately $28.0 million. The Company had been programming and marketing the stations pursuant to an LMA beginning in May 1996. As part of such transaction, the Company paid an additional $0.2 million to acquire the seller's right (and obligation) to purchase KXNT-AM (formerly KVEG-AM) for approximately $1.9 million which purchase, as noted below, was consummated in September 1996.

  In September 1996, the Company acquired the assets of KXNT-AM for approximately $1.9 million. The Company had been programming and marketing the station pursuant to an LMA beginning in May 1996.

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

9. ACQUISITIONS AND DISPOSITIONS--(CONTINUED)

  In July 1996, the Company acquired the assets of KMXB-FM (formerly KJMZ-FM) for approximately $8.0 million. The Company had been programming and marketing the station pursuant to an LMA beginning in May 1996.

  In July 1996, the Company acquired the assets of KLUC-FM and KXNO-AM for approximately $11.0 million.

  Philadelphia and Detroit: In May 1996, the Company consummated the transactions contemplated by a merger agreement with Marlin Broadcasting, Inc. (Marlin). The Company acquired WFLN-FM in Philadelphia, Pennsylvania, WQRS-FM in Detroit, Michigan and WTMI-FM in Miami, Florida for an aggregate purchase price of approximately $58.5 million, together with the assumption of approximately $9.0 million of long-term debt which was paid in full at closing. The principal stockholder of Marlin immediately thereafter acquired WTMI-FM from the Company for approximately $18.0 million in cash. Proceeds from the sale of WTMI-FM were held in an escrow account pursuant to a like-kind exchange agreement and were utilized to partially fund the Portland and San Jose transaction discussed below. The Company retained certain Philadelphia real estate and tower assets valued at approximately $1.5 million. In June 1996, the Company entered into an agreement with an unaffiliated party pursuant to which it exchanged the assets of the Philadelphia station for two stations in Sacramento and sold the Detroit station for approximately $20.0 million in cash. This party began programming the Philadelphia and Detroit stations under an LMA beginning in June 1996. The net assets and liabilities of the Detroit and Philadelphia stations included in this exchange agreement were carried on the consolidated balance sheet as of December 31, 1996 as net assets held under exchange agreement.

  Portland: In July 1996, the Company acquired the assets of KBBT-FM (formerly KDBX-FM) for approximately $14.0 million.

  Portland and San Jose: In August 1996, the Company acquired the assets of KUPL-FM and KKJZ-FM in Portland, Oregon and KSJO-FM and KBAY-FM (formerly KUFX-FM) in San Jose, California for approximately $103.0 million. (See Note
11).

  Sacramento: In September 1996, the Company acquired the assets of KRRE-FM (formerly KSSJ-FM) for approximately $14.0 million. The Company had been programming and marketing the station pursuant to an LMA beginning in July 1996. (See Note 11).

  In July 1996, the Company acquired the assets of KSTE-AM serving Rancho Cordova, California for approximately $7.25 million. The Company began programming and marketing the station pursuant to an LMA beginning in April 1996.

 1997 Tower Acquisitions:

  In December 1997, the Tower Subsidiary consummated the acquisition of a tower site in northern California for approximately $2.0 million.

  In October 1997, the Tower Subsidiary acquired two affiliated entities operating approximately 110 tower sites and a tower site management business located principally in northern California for approximately $45.0 million, including assumed liabilities. In connection therewith, the Tower Subsidiary had also agreed to loan approximately $1.4 million to the sellers on an unsecured basis, of which approximately $0.26 million had been advanced and was repaid at the closing.

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

9. ACQUISITIONS AND DISPOSITIONS--(CONTINUED)

  In October 1997, the Tower Subsidiary acquired tower sites and certain video, voice and data transport operations for approximately $70.25 million. The acquired business owned or leased approximately 128 towers, principally in the Mid-Atlantic region, with the remainder in California and Texas.

  In September 1997, the Tower Subsidiary acquired nine tower sites in Massachusetts and Rhode Island for approximately $7.2 million and land in Oklahoma for approximately $0.6 million.

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

  In May 1997, the Tower Subsidiary acquired 21 tower sites and a tower site management business in Georgia, North Carolina and South Carolina for approximately $5.4 million. The agreement also provides for additional payments by the Tower Subsidiary if the seller is able to arrange for the purchase or management of tower sites presently owned by an unaffiliated public utility in South Carolina, which payments could aggregate up to approximately $1.2 million; management believes that it is unlikely that any such arrangement will be entered into.

  In May 1997, the Tower Subsidiary acquired the assets of two affiliated companies engaged in the business of acquiring and developing tower sites in various locations in the United States for approximately $13.0 million.

  In May 1997, the Tower Subsidiary and an unaffiliated party formed a limited liability corporation to own and operate communication towers which will be constructed on over 50 tower sites in northern California. The Tower Subsidiary paid approximately $0.8 million to the unaffiliated party and currently owns a 70% interest in the entity, with the remaining 30% owned by an unaffiliated party. The Tower Subsidiary is obligated to provide additional financing for the construction of these and any additional towers it may approve; the obligation for such 50 tower sites is estimated to be approximately $5.3 million. The accounts of the limited liability corporation are included in the consolidated financial statements with the other party's investment reflected as minority interest in subsidiary.

  In May 1997, the Tower Subsidiary acquired three tower sites in Massachusetts for approximately $0.26 million.

 1996 Tower Acquisitions:

  In February 1996, the Tower Subsidiary acquired Skyline Communications and Skyline Antenna Management in exchange for an aggregate of 26,989 shares of ARS Class A Common Stock, having a fair value of approximately $774,000, $2.2 million in cash, and the assumption of approximately $300,000 of long-term debt which was paid at closing. Skyline Communication owned eight towers, six of which are in West Virginia and the remaining two in northern Virginia. Skyline Antenna Management managed more than 200 antenna sites, primarily in the northeast region of the United States.

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

9. ACQUISITIONS AND DISPOSITIONS--(CONTINUED)

  In April 1996, the Tower Subsidiary acquired BDS Communication, Inc. and BRIDAN Communications Corporation for 257,495 shares of ARS Class A Common Stock having a fair value of approximately $7.4 million and $1.9 million in cash of which approximately $1.5 million was paid at closing. BDS Communications owned three towers in Pennsylvania and BRIDAN Communications managed or had sublease agreements on approximately forty tower sites located throughout the mid-Atlantic region.

  In July 1996, the Tower Subsidiary entered into a limited liability company agreement with an unaffiliated party relating to the ownership and operation of a tower site in Needham, Massachusetts, whereby the Tower Subsidiary acquired a 50.1% interest in the company for approximately $3.8 million in cash. The accounts of the limited liability company are included in the consolidated financial statements with the other party's investment reflected as minority interest in subsidiary.

  In October 1996, the Tower Subsidiary acquired the assets of tower sites in Hampton, Virginia and North Stonington, Connecticut for approximately $1.4 million and $1.0 million in cash, respectively.

 Unaudited Pro Forma Information:

  The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions that occurred in 1996 and 1997, respectively, had occurred as of January 1, 1996 and 1997 after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1996 and 1997 or of results which may occur in the future.

                                                              UNAUDITED
                                                        ----------------------
                                                        YEARS ENDED DECEMBER
                                                                 31
                                                        ----------------------
                                                           1996        1997
                                                        ----------  ----------
                                                        (IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)
   Net revenues........................................ $  348,647  $  433,209
   Loss before extraordinary items.....................    (28,524)    (26,000)
   Net loss............................................    (28,524)    (28,333)
   Net loss applicable to common stockholders..........    (33,497)    (59,497)
   Basic loss per common share......................... $    (1.16) $    (2.01)

  Pending station acquisitions are discussed in Notes 10 and 11.

10. OTHER TRANSACTIONS

  Dayton and Kansas City: In January 1998, the Company consummated an agreement to exchange WXEG-FM, WBTT-FM, WLQT-FM, WMMX-FM, WTUE-FM and WONE-AM serving Dayton for WDAF-AM, KOZN-FM (formerly KYYS-FM), KMXV-FM and KUDL-FM serving Kansas City. The Company began programming and marketing KYYS-FM and KMXV-FM pursuant to an LMA agreement in September 1997.

  Kansas City, Sacramento and St. Louis: In January 1998, the Company acquired KLOU-FM in St. Louis in exchange for KUDL-FM and WDAF-AM in Kansas City and approximately $7.0 million. The Company also consummated a related agreement with the same party, pursuant to which the Company sold KCTC-AM serving Sacramento for approximately $4.0 million.

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

10. OTHER TRANSACTIONS--(CONTINUED)

  Riverside/San Bernardino and Sun City: In March 1998, the Company acquired KFRG-FM, serving the Riverside/San Bernardino market, and KXFG-FM, serving Sun City, California, for approximately $60.0 million. The Company began programming and marketing the stations pursuant to an LMA agreement in August 1997.

  Tower Subsidiary: In January 1998, the Tower Subsidiary consummated an agreement to acquire all of the outstanding stock of Gearon & Co. Inc. (Gearon), a company based in Atlanta, Georgia, for an aggregate purchase price of approximately $80.0 million consisting of approximately $32.0 million in cash and assumed liabilities and the issuance of approximately 5.3 million shares of Tower Subsidiary Class A Common Stock valued at $9.00 per share. Gearon is engaged in site acquisition, development, construction and facility management of wireless network communication facilities on behalf of its customers and at the time of acquisition owned or had under construction approximately 40 tower sites. Following consummation, the Tower Subsidiary granted options to acquire up to 1,200,000 shares of Class A Common Stock at an exercise price of $13.00 per share to employees of Gearon.

  In January 1998, the Tower Subsidiary consummated the acquisition of OPM-USA-INC. (OPM), a company which owned approximately 90 towers at the time of acquisition. OPM is in the process of developing an additional 160 towers that are expected to be constructed during the next 12 to 18 months. The purchase price, which is variable and based on the number of towers completed and the forward cash flow of the completed OPM towers, could aggregate up to $105.0 million, of which approximately $21.3 million was paid at the closing. The Tower Subsidiary had also agreed to provide the financing to OPM to enable it to construct the 160 towers in an aggregate amount not to exceed $37.0 million (less advances as of consummation aggregating approximately $5.8 million).

  In January 1998, the Tower Subsidiary consummated the acquisition of a communications site with six towers in Tucson, Arizona for approximately $12.0 million.

  In January 1998, the Tower Subsidiary consummated the acquisition of a tower near Palm Springs, California for approximately $0.75 million.

  In January 1998, the Company transferred to the Tower Subsidiary 14 communications sites currently used by the Company and various third parties (with an ARS net book value of approximately $4.2 million), and the Company and the Tower Subsidiary entered into leases or subleases of space on the transferred towers. Two additional communications sites will be transferred and leases entered into following acquisition by the Company of the sites from third parties.

  In February 1998, the Tower Subsidiary acquired 11 communications tower sites in northern California for approximately $11.8 million.

  Tower Separation: The Tower Separation will result in a taxable gain to ARS, of which $20.0 million will be borne by ARS and the remaining obligation (currently estimated at approximately $113.0 to 153.0 million) will be required to be paid by ATS pursuant to provisions of the Merger Agreement. This liability is expected to be paid with borrowings under ATS' loan agreement or proceeds from equity financings and the timing of such payment is dependent upon the timing of the consummation of the Merger Agreement. The estimated Merger Tax Liability shown in the preceding sentence is based on an assumed fair market value of the ATS Common Stock of approximately $16.00 per share. Such estimated Merger Tax Liability would increase or decrease by approximately $14.8 million for each $1.00 per share increase or decrease in the fair market value of the ATS Common Stock.

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

10. OTHER TRANSACTIONS--(CONTINUED)

  The Merger Agreement also provides for closing date balance sheet adjustments based upon the working capital and specified debt levels (including the liquidation preference of the ARS Cumulative Preferred Stock) of ARS at the effective time of the Merger which may result in payments to be made by either ARS or ATS to the other party following the closing date of the Merger. ATS will benefit from or bear the cost of such adjustments. Since the amounts of working capital and debt are dependent upon future operations and events, including without limitation cash flow from operations, capital expenditures, and expenses of the Merger and the Tower Separation, neither ARS nor ATS is able to state with any degree of certainty what payments, if any, will be owed following the closing date by either ARS or ATS to the other party.

11. PENDING TRANSACTIONS

  Portsmouth: In March 1998, entered into an agreement to sell the assets of WQSO-FM and WZNN-AM serving Rochester, New Hampshire and WERZ-FM and WMYF-AM, serving Exeter, New Hampshire for approximately $6.0 million. Subject to the receipt of FCC approval, the transaction is expected to be consummated in the second quarter of 1998.

  Portland, Sacramento, San Francisco and San Jose: In April 1997, the Company entered into an asset exchange agreement pursuant to which it will acquire KINK-FM, serving Portland, Oregon, KUFX-FM (formerly KBRG-FM), serving Fremont/San Francisco, California, $2.0 million in a promissory note to ARS due September 30, 1998, or at the time of certain earlier events, and 150,000 shares of common stock of Latin Communications, Inc., in exchange for KBRG-FM (formerly KBAY-FM), serving San Jose, and KRRE-FM (formerly KSSJ-FM), serving Sacramento. The agreement also provides for the exchange of KINK-FM for KBRG-FM in the event regulatory approval for the exchange of KUFX-FM and KRRE-FM cannot be obtained. The Justice Department approved the exchange of KRRE-FM for KUFX-FM. The transaction is expected to be consummated in the second quarter of 1998. The Company began programming and marketing KINK-FM and KUFX-FM pursuant to an LMA agreement in January 1998. At the same time the purchaser of KBRG-FM began programming and marketing KBRG-FM pursuant to an LMA. (See Note 9).

  Sacramento: In March 1998, the Company expects to enter into an asset exchange agreement pursuant to which, subject to the receipt of FCC approval, the Company's KRAK-FM would exchange FCC frequencies with another radio station also located in the Sacramento market for approximately $4.4 million.

  San Jose and Monterey: In March 1997, the Company entered into a merger agreement pursuant to which the Company will acquire the assets of KEZR-FM serving San Jose, California and KLUE-FM serving Monterey, California in exchange for approximately 723,000 shares of Class A Common Stock valued at approximately $20.0 million and $4.0 million in cash. In June 1997, the Company and the seller each received a Civil Investigative Demand from the Antitrust Division of the Department of Justice requesting certain documentary materials regarding the merger and the purchase, sale, or trade or other transfer of radio stations in San Jose, California. Subject to the receipt of FCC approval and resolution of the matters raised by the Antitrust Division described above, the acquisition is expected to be consummated in the second quarter of 1998. (See Note 9).

  San Jose: In October 1997, the Company entered into an agreement to sell KSJO-FM for approximately $30.0 million. Subject to the receipt of FCC approval, the transaction is expected to be consummated in the first half of 1998.

  St. Louis: In September 1997, the Company entered into an agreement to sell the assets of KFNS-AM serving the St. Louis, Missouri market for approximately $3.8 million. Subject to the receipt of FCC approval, the transaction is expected to be consummated in the first half of 1998.

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

11. PENDING TRANSACTIONS--(CONTINUED)

  Temple: In May 1997, the Company entered into an agreement to acquire radio station KKIK-FM, licensed to Temple, Texas (in the Austin area) for approximately $3.7 million. Subject to the approval of the FCC, the transaction is expected to be consummated in the second quarter of 1998.

  West Palm Beach: In July 1997, the Company entered into an agreement to acquire WTPX-FM for approximately $11.0 million. The Company began programming and marketing the station pursuant to an LMA in June 1997. In October 1997, the Company entered into an agreement to terminate these agreements.

  In October 1997, the Company entered into an agreement to sell WEAT-AM serving West Palm Beach, Florida for approximately $1.5 million. Subject to the receipt of FCC approval, the transaction is expected to be consummated in the first quarter of 1998.

  Tower Subsidiary: In December 1997, the Tower Subsidiary entered into a merger agreement with American Tower Corporation (ATC) pursuant to which ATC will merge with and into ATS, which will be the surviving corporation. Pursuant to the merger, ATS expects to issue an aggregate of approximately
31.1 million shares of ATS Class A common stock (including shares issuable upon exercise of options to acquire ATC common stock which will become options to acquire ATS Class A common stock). ATC is engaged in the business of acquiring, developing, and leasing wireless communications sites to companies using or providing cellular telephone, paging, microwave and specialized mobile radio services and is located in 31 states primarily in the western, eastern and southern United States. Consummation of the transaction is subject to, among other things, the expiration or earlier termination of the HSR Act waiting period, and is expected to occur in the spring of 1998.

  In January 1998, the Tower Subsidiary entered into an agreement to purchase the assets relating to a teleport business serving the Washington, D.C. area for a purchase price of approximately $30.5 million, subject to receipt of FCC approval. The facility is located in northern Virginia, inside of the Washington Beltway, on ten acres.

  In February 1998, the Tower Subsidiary entered into an agreement to acquire a tower in Sacramento, California for approximately $1.2 million.

  The Company is also pursuing the acquisitions of radio and tower properties and tower businesses in new and existing locations, although there are no definitive purchase agreements with respect thereto.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein. (See Note 1).

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  Cash, cash equivalents, accounts receivable, accounts payable, accrued expenses and other short-term obligations--These carrying amounts approximate fair value because of the short-term nature of these financial instruments.

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

12. FAIR VALUE OF FINANCIAL INSTRUMENTS--(CONTINUED)

  Notes receivable--The fair value of notes receivable is estimated based on discounted cash flows using current interest rates at which similar loans to borrowers with similar credit ratings would be made or if the loan is collateral dependent, management's estimate of the fair value of the collateral. The carrying amount of these notes aggregated $69,920,000 and $39,312,000 at December 31, 1996 and 1997, respectively, and approximate their fair value.

  Deposits on station purchases--The fair value is not practicable to estimate.

  Long-term debt--The fair values of long-term debt are estimated based on current market rates and instruments with the same risk and maturities. The fair value of long-term debt approximated the carrying value at December 31, 1996 and 1997.

  Interest rate protection agreements--The fair values of these agreements are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreements taking into consideration the current interest rates. The Company would expect to pay the fair value of these agreements of approximately $1.5 million and $2.7 million as of December 31, 1996 and 1997, respectively. (See Note 3).

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                      FIRST     SECOND      THIRD     FOURTH
                                     QUARTER    QUARTER    QUARTER    QUARTER
                                     --------  ---------  ---------  ---------
                                      IN THOUSANDS, EXCEPT PER SHARE DATA
   1997
   Net revenues....................  $ 54,237  $ 100,108  $ 106,167  $ 113,606
   Operating income................     2,220     18,556     15,929     18,328
   Net income (loss) before
    extraordinary item.............    (2,725)     2,421       (324)    (7,021)
   Net income (loss) before
    dividends......................    (4,364)     2,421       (324)    (7,715)
   Basic and diluted loss per share
    before extraordinary
    losses(1)(2)...................  $   (.42) $    (.20) $    (.30) $    (.52)
   1996
   Net revenues....................  $ 23,315  $  37,777  $  52,490  $  64,437
   Operating income................     1,793      6,757      7,403     11,078
   Net income (loss) before
    dividends......................      (456)     2,210        934      2,447
   Basic income (loss) per
    share(1)(2)....................  $   (.03) $     .11  $    (.07) $     .00
   Diluted income (loss) per
    share(1)(2)....................  $   (.03) $     .10  $    (.07) $     .00

--------
(1) The sum of the quarter's earnings per share does not equal the year-to-date earnings per share due to changes in average share calculations. (See
    Note 1).
(2) Income (loss) per share has been retroactively restated to conform to FAS
    128. (See Note 1).

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

14. SUBSIDIARY GUARANTEES

  The Company's payment obligations under the 9.00% Senior Subordinated Notes (9.00% Notes) and the 9.75% Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, the Subsidiary Guarantees), on a senior basis (in the case of the 9.75% Notes) and a senior subordinated basis (in the case of the 9.00% Notes) by all of its present and any future Restricted Subsidiaries (collectively, Restricted Guarantors). The Restricted Subsidiaries have also unconditionally guaranteed, and any future Restricted Subsidiaries will be required to guarantee, on a joint and several basis (collectively, the Senior Subsidiary Guarantees), all obligations of the Company under the 1997 Credit Agreement. The Tower Subsidiary has not guaranteed obligations under the Credit Agreements or either series of the Senior Subordinated Notes.

  The 9.00% Notes and the Subsidiary Guarantees are subordinated to all Senior Debt (as defined) of the Company including indebtedness under the 1997 Credit Agreement and the Senior Subsidiary Guarantees and 9.75% Notes related guarantees. The indenture governing each series of the Senior Subordinated Notes contains limitations on the amount of indebtedness (including Senior
Debt) which the Company may incur.

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

  The following condensed consolidating financial data illustrates the composition of the combined guarantors. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the guarantors. No single guarantor has any significant legal restrictions on the ability of investors or creditors to obtain access to its assets in event of default on the Subsidiary Guarantee, other than in the case of the 9.00% Notes or its subordination to Senior Debt described above.

  Investments in subsidiaries are accounted for by the parent on the equity method for purposes of the unaudited supplemental consolidating presentation. Earnings (losses) of subsidiaries are therefore reflected in the parent's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

  For purposes of FAS No. 14, "Financial Reporting for Segments of a Business Enterprise," the Company's radio segment consists of the Parent, its Divisions and the Guarantor Subsidiaries. The Company's tower segment consists of the Non-Guarantor Subsidiary.

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

14. SUBSIDIARY GUARANTEES--(CONTINUED)

                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                       NON-
                          PARENT AND    GUARANTOR   GUARANTOR                CONSOLIDATED
                         ITS DIVISIONS SUBSIDIARIES SUBSIDIARY ELIMINATIONS     TOTALS
                         ------------- ------------ ---------- ------------  ------------
         ASSETS
CURRENT ASSETS:
  Cash and cash
   equivalents..........  $   10,470    $    1,578   $  4,595                 $   16,643
  Accounts receivable,
   net..................      52,130        35,099      3,239                     90,468
  Prepaid expenses and
   other assets.........       5,615           998        790                      7,403
  Deferred income
   taxes................       4,006         2,359         63                      6,428
                          ----------    ----------   --------  -----------    ----------
    Total current
     assets.............      72,221        40,034      8,687                    120,942
PROPERTY AND EQUIPMENT,
 NET:                         86,054        46,517    117,618                    250,189
OTHER ASSETS:
  Restricted cash.......      22,141                                              22,141
  Investment in and
   advances to
   subsidiaries.........   1,164,380                           $(1,164,380)            0
  Investment notes
   receivable...........      25,497           615     10,700                     36,812
  Goodwill--net.........     333,002        20,895                               353,897
  FCC licenses--net.....           1     1,112,272                             1,112,273
  Other intangible
   assets--net..........      28,301         2,159      8,424                     38,884
  Unallocated purchase
   price--net...........                              108,192                    108,192
  Deposits and other
   long-term assets.....       9,140                    1,735                     10,875
                          ----------    ----------   --------  -----------    ----------
    Total other assets..   1,582,462     1,135,941    129,051   (1,164,380)    1,683,074
                          ----------    ----------   --------  -----------    ----------
TOTAL...................  $1,740,737    $1,222,492   $255,356  $(1,164,380)   $2,054,205
                          ==========    ==========   ========  ===========    ==========

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

14. SUBSIDIARY GUARANTEES--(CONTINUED)

                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                        NON-
                           PARENT AND    GUARANTOR   GUARANTOR                CONSOLIDATED
                          ITS DIVISIONS SUBSIDIARIES SUBSIDIARY ELIMINATIONS     TOTALS
                          ------------- ------------ ---------- ------------  ------------
    LIABILITIES AND
  STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of
   long-term debt.......   $      340                 $    110                 $      450
  Accounts payable and
   accrued expenses.....       11,729    $   25,403     10,896                     48,028
                           ----------    ----------   --------  -----------    ----------
    Total current
     liabilities........       12,069        25,403     11,006                     48,478
NON-CURRENT LIABILITIES:
  Deferred income
   taxes................        9,740       185,870        418                    196,028
  Other long-term
   liabilities..........        8,875            46         33                      8,954
  Long-term debt........      833,638                   90,066                    923,704
                           ----------    ----------   --------  -----------    ----------
    Total non-current
     liabilities........      852,253       185,916     90,517                  1,128,686
MINORITY INTEREST IN
 SUBSIDIARIES...........                                   626                        626
REDEEMABLE PREFERRED
 STOCK..................      215,550                                             215,550
STOCKHOLDERS' EQUITY:
  Preferred stock.......            1                                                   1
  Common stock..........          295                      356         (356)          295
  Additional paid-in
   capital..............      671,211     1,002,769    155,711  $(1,158,480)      671,211
  Unearned
   compensation.........         (202)                                               (202)
  Retained earnings
   (accumulated
   deficit).............       (9,982)        8,404     (2,860)      (5,544)       (9,982)
  Treasury stock........         (458)                                               (458)
                           ----------    ----------   --------  -----------    ----------
    Total stockholders'
     equity.............      660,865     1,011,173    153,207   (1,164,380)      660,865
                           ----------    ----------   --------  -----------    ----------
TOTAL...................   $1,740,737    $1,222,492   $255,356  $(1,164,380)   $2,054,205
                           ==========    ==========   ========  ===========    ==========

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

14. SUBSIDIARY GUARANTEES--(CONTINUED)

           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                           PARENT AND    GUARANTOR   NON-GUARANTOR              CONSOLIDATED
                          ITS DIVISIONS SUBSIDIARIES SUBSIDIARY(A) ELIMINATIONS    TOTALS
                          ------------- ------------ ------------- ------------ ------------
Net broadcast revenues..    $231,438      $125,582                   $   (22)     $356,998
Tower revenues..........                                $17,508         (388)       17,120
License fees charged to
 Parent.................     (17,320)       17,320                                       0
                            --------      --------      -------      -------      --------
Total net revenues......     214,118       142,902       17,508         (410)      374,118
Operating expenses
 excluding depreciation
 and amortization, net
 local marketing
 agreement and corporate
 general and
 administrative
 expenses...............     156,524        75,473        8,713        1,126       241,836
Net local marketing
 agreement expense......       1,590           724                                   2,314
Depreciation and
 amortization...........      17,924        40,493        6,326                     64,743
Merger expenses.........       1,985                                                 1,985
Corporate general and
 administrative.........       8,207                      1,536       (1,536)        8,207
                            --------      --------      -------      -------      --------
Operating income
 (loss).................      27,888        26,212          933            0        55,033
Other income (expense):
  Interest expense......     (56,710)                    (3,039)                   (59,749)
  Interest income and
   other, net...........       2,114                        250                      2,364
  Gains (losses) on sale
   of assets and other,
   net..................      (5,519)           (1)        (193)                    (5,713)
  Equity in income
   (loss) of
   subsidiaries.........       5,526                                  (5,526)            0
                            --------      --------      -------      -------      --------
Income (loss) before
 income taxes...........     (26,701)       26,211       (2,049)      (5,526)       (8,065)
Income tax provision
 (benefit)..............     (18,358)       18,415         (473)                      (416)
                            --------      --------      -------      -------      --------
Income (loss) before
 extraordinary item.....      (8,343)        7,796       (1,576)      (5,526)       (7,649)
Extraordinary loss on
 extinguishment of
 debt--net of tax
 benefit................      (1,639)                      (694)                    (2,333)
                            --------      --------      -------      -------      --------
Net income (loss).......    $ (9,982)     $  7,796      $(2,270)     $(5,526)     $ (9,982)
                            ========      ========      =======      =======      ========

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

14. SUBSIDIARY GUARANTEES--(CONTINUED)

           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                          PARENT AND    GUARANTOR   NON-GUARANTOR              CONSOLIDATED
                         ITS DIVISIONS SUBSIDIARIES  SUBSIDIARY   ELIMINATIONS    TOTALS
                         ------------- ------------ ------------- ------------ ------------
Cash flows provided by
 operating activities...   $ (13,257)    $46,930      $   9,635                 $  43,308
Investing Activities:
  Payments for purchase
   of property,
   equipment and
   intangible assets....     (22,664)                   (23,066)                  (45,730)
  Proceeds from asset
   and radio station
   sales................      86,551                                               86,551
  Repayment of
   investment note
   receivables..........       1,243                                                1,243
  Payments for purchase
   of tower properties..                               (181,333)                 (181,333)
  Payments for purchase
   of radio stations....    (500,824)                                            (500,824)
  Payments for
   investment notes
   receivable and
   related intangible
   assets...............        (410)                   (10,961)                  (11,371)
  Deposits and other
   long-term assets.....       7,537                     (1,146)                    6,391
                           ---------     -------      ---------       ----      ---------
Cash flows used for
 investing activities...    (428,567)                  (216,506)                 (645,073)
                           ---------     -------      ---------       ----      ---------
Financing Activities:
  Borrowings under the
   Credit Agreements....     639,500                    151,000                   790,500
  Repayments under the
   Credit Agreements....    (286,000)                   (65,000)                 (351,000)
  Borrowing under other
   obligations..........         750                                                  750
  Repayments under other
   obligations..........        (868)                      (359)                   (1,227)
  Additions to deferred
   financing costs......      (5,642)                    (2,553)                   (8,195)
  Dividends paid........     (15,613)                                             (15,613)
  Net proceeds from
   equity offerings and
   options..............     193,165                                              193,165
  Distributions to
   minority interest....                                   (419)                     (419)
  Investment in and
   advances to
   subsidiaries.........     (81,072)    (45,352)       126,424
                           ---------     -------      ---------       ----      ---------
Cash flows from
 financing activities...     444,220     (45,352)       209,093                   607,961
                           ---------     -------      ---------       ----      ---------
Increase in cash and
 cash equivalents.......       2,396       1,578          2,222                     6,196
Cash and cash
 equivalents, beginning
 of year................       8,074                      2,373                    10,447
                           ---------     -------      ---------       ----      ---------
Cash and cash
 equivalents, end of
 year...................   $  10,470     $ 1,578      $   4,595       $  0      $  16,643
                           =========     =======      =========       ====      =========

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

14. SUBSIDIARY GUARANTEES--(CONTINUED)

                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                                       NON-
                          PARENT AND    GUARANTOR   GUARANTOR               CONSOLIDATED
                         ITS DIVISIONS SUBSIDIARIES SUBSIDIARY ELIMINATIONS    TOTALS
                         ------------- ------------ ---------- ------------ ------------
         ASSETS
CURRENT ASSETS:
  Cash and cash
   equivalents..........   $  8,074                  $ 2,373                  $ 10,447
  Accounts receivable,
   net..................     49,565      $  2,095        237                    51,897
  Prepaid expenses and
   other assets.........      3,509            14         80                     3,603
  Deferred income
   taxes................      3,202           168                                3,370
                           --------      --------    -------    ---------     --------
    Total current
     assets.............     64,350         2,277      2,690                    69,317
PROPERTY AND EQUIPMENT,
 NET....................     67,267         3,271     19,709                    90,247
OTHER ASSETS:
  Investment in and
   advances to
   subsidiaries.........    314,983                             $(314,983)           0
  Investment notes
   receivable...........     69,920                                             69,920
  Goodwill--net.........    201,208        20,457     11,243                   232,908
  FCC licenses--net.....                  233,558                              233,558
  Other intangible
   assets--net..........     23,419           327      3,048                    26,794
  Deposits and other
   long-term assets.....     25,589            48        427                    26,064
  Net assets held under
   exchange agreement...                   47,495                               47,495
                           --------      --------    -------    ---------     --------
    Total other assets..    635,119       301,885     14,718     (314,983)     636,739
                           --------      --------    -------    ---------     --------
TOTAL...................   $766,736      $307,433    $37,117    $(314,983)    $796,303
                           ========      ========    =======    =========     ========

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

14. SUBSIDIARY GUARANTEES--(CONTINUED)

                UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                          PARENT AND    GUARANTOR   NON-GUARANTOR              CONSOLIDATED
                         ITS DIVISIONS SUBSIDIARIES  SUBSIDIARY   ELIMINATIONS    TOTALS
                         ------------- ------------ ------------- ------------ ------------
    LIABILITIES AND
  STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of
   long-term debt.......   $    444                    $   117                   $    561
  Accounts payable and
   accrued expenses.....     31,087      $    656        2,027                     33,770
                           --------      --------      -------     ---------     --------
    Total current
     liabilities........     31,531           656        2,144                     34,331
NON-CURRENT LIABILITIES
  Deferred income
   taxes................     11,405        21,521          279                     33,205
  Other long-term
   liabilities..........      2,129                         20                      2,149
  Long-term debt........    325,693                      4,418                    330,111
                           --------      --------      -------     ---------     --------
    Total non-current
     liabilities........    339,227        21,521        4,717                    365,465
MINORITY INTEREST IN
 SUBSIDIARIES...........       (185)                       529                        344
STOCKHOLDERS' EQUITY:
  Preferred stock.......          1                                                     1
  Common stock..........        211                        500     $    (500)         211
  Additional paid-in
   capital..............    390,731       284,649       29,817      (314,466)     390,731
  Unearned
   compensation.........       (297)                                                 (297)
  Retained earnings.....      5,955           607         (590)          (17)       5,955
  Treasury stock........       (438)                                                 (438)
                           --------      --------      -------     ---------     --------
    Total stockholders'
     equity.............    396,163       285,256       29,727      (314,983)     396,163
                           --------      --------      -------     ---------     --------
TOTAL...................   $766,736      $307,433      $37,117     $(314,983)    $796,303
                           ========      ========      =======     =========     ========

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

14. SUBSIDIARY GUARANTEES--(CONTINUED)

           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                           PARENT AND    GUARANTOR   NON-GUARANTOR              CONSOLIDATED
                          ITS DIVISIONS SUBSIDIARIES SUBSIDIARY(A) ELIMINATIONS    TOTALS
                          ------------- ------------ ------------- ------------ ------------
Net broadcast revenues..    $170,322       $4,252                                 $174,574
Tower revenues..........         618                    $2,897        $ (70)         3,445
License fees charged to
 Parent.................      (7,655)       7,655                                        0
                            --------       ------       ------        -----       --------
Total net revenues......     163,285       11,907        2,897          (70)       178,019
  Operating expenses
   excluding
   depreciation and
   amortization, net
   local marketing
   agreement and
   corporate general and
   administrative
   expenses.............     115,219        2,662        1,363          760        120,004
  Net local marketing
   agreement expense....      10,461       (2,333)                                   8,128
  Depreciation and
   amortization.........       9,873        6,947          990                      17,810
  Corporate general and
   administrative.......       5,046                       830         (830)         5,046
                            --------       ------       ------        -----       --------
Operating income
 (loss).................      22,686        4,631         (286)           0         27,031
Other income (expense):
  Interest expense......     (22,287)                                              (22,287)
  Interest income and
   other, net...........       5,489                        36                       5,525
  Gains (losses) on sale
   of assets and other,
   net..................        (123)                     (185)                       (308)
  Equity in income
   (loss) of
   subsidiaries.........         127                                   (127)             0
                            --------       ------       ------        -----       --------
Income (loss) before
 income taxes...........       5,892        4,631         (435)        (127)         9,961
  Income tax provision..         757        4,024           45                       4,826
                            --------       ------       ------        -----       --------
Net income (loss).......    $  5,135       $  607       $ (480)       $(127)      $  5,135
                            ========       ======       ======        =====       ========

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

14. SUBSIDIARY GUARANTEES--(CONTINUED)

           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                          PARENT AND    GUARANTOR   NON-GUARANTOR              CONSOLIDATED
                         ITS DIVISIONS SUBSIDIARIES  SUBSIDIARY   ELIMINATIONS    TOTALS
                         ------------- ------------ ------------- ------------ ------------
Cash flows provided by
 operating activities...   $   8,138     $ 5,292      $  2,229                  $  15,659
Investing Activities:
  Payments for purchase
   of property,
   equipment and
   intangible assets....     (15,782)                   (9,327)                   (25,109)
  Proceeds from asset
   and radio station
   sales................       1,087                                                1,087
  Repayment of
   investment notes
   receivable...........       1,350                                                1,350
  Payments for purchase
   of tower properties..                                (9,797)                    (9,797)
  Payments for purchase
   of radio stations....    (312,591)                                            (312,591)
  Payments for
   investment notes
   receivable and
   related intangible
   assets...............     (56,522)                                             (56,522)
  Deposits and other
   long-term assets.....     (20,303)                                             (20,303)
                           ---------     -------      --------        ---       ---------
Cash flows used for
 investing activities...    (402,761)                  (19,124)                  (421,885)
                           ---------     -------      --------        ---       ---------
Financing Activities:
  Borrowings under the
   Credit Agreements....     151,500                     2,500                    154,000
  Repayments under the
   Credit Agreements....    (151,500)                                            (151,500)
  Repayments under other
   obligations..........        (403)                      (51)                      (454)
  Net proceeds from debt
   offering--net of
   discount.............     173,581                                              173,581
  Additions to deferred
   financing costs......      (5,344)                                              (5,344)
  Dividends paid........      (4,973)                                              (4,973)
  Net proceeds from
   equity offerings and
   options..............     247,474                                              247,474
  Investment in and
   advances to
   subsidiaries.........     (11,515)     (5,292)       16,807                          0
                           ---------     -------      --------        ---       ---------
Cash flows from
 financing activities...     398,820      (5,292)       19,256                    412,784
                           ---------     -------      --------        ---       ---------
Increase in cash and
 cash equivalents.......       4,197                     2,361                      6,558
Cash and cash
 equivalents,
 beginning of year......       3,877                        12                      3,889
                           ---------     -------      --------        ---       ---------
Cash and cash
 equivalents, end of
 year...................   $   8,074     $     0      $  2,373        $ 0       $  10,447
                           =========     =======      ========        ===       =========

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

14. SUBSIDIARY GUARANTEES--(CONTINUED)

           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                             (DOLLARS IN THOUSANDS)

                           PARENT AND   GUARANTOR  NON-GUARANTOR              CONSOLIDATED
                          ITS DIVISIONS SUBSIDIARY  SUBSIDIARY   ELIMINATIONS    TOTALS
                          ------------- ---------- ------------- ------------ ------------
Net broadcast revenues..    $ 97,609                                            $ 97,609
Tower revenues..........                               $ 163                         163
License fees charged to
 Parent.................        (484)      $484                                        0
                            --------       ----        -----         ----       --------
Total net revenues......      97,125        484          163                      97,772
  Operating expenses
   excluding
   depreciation and
   amortization, net
   local marketing
   agreement and
   corporate general and
   administrative
   expenses.............      66,148         10           60          230         66,448
  Net local marketing
   agreement expense....         600                                                 600
  Depreciation and
   amortization.........      11,833        474           57                      12,364
  Corporate general and
   administrative.......       3,908                     230         (230)         3,908
                            --------       ----        -----         ----       --------
Operating income
 (loss).................      14,636          0         (184)                     14,452
Other income (expense):
  Interest expense......     (12,497)                                            (12,497)
  Interest income and
   other, net...........       2,435                                               2,435
  Gains on sale of
   assets and other,
   net..................      11,544                                              11,544
  Equity in (loss) of
   subsidiaries.........        (110)                                $110              0
                            --------       ----        -----         ----       --------
Income (loss) before
 extraordinary item and
 income taxes...........      16,008                    (184)         110         15,934
Income tax (provision)
 benefit................      (6,903)                     74                      (6,829)
                            --------       ----        -----         ----       --------
Income (loss) before
 extraordinary item.....       9,105                    (110)         110          9,105
Extraordinary loss on
 extinguishment of
 debt...................        (817)                                               (817)
                            --------       ----        -----         ----       --------
Net income (loss).......    $  8,288       $  0        $(110)        $110       $  8,288
                            ========       ====        =====         ====       ========

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

14. SUBSIDIARY GUARANTEES--(CONTINUED)

           UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                          PARENT AND   GUARANTOR  NON-GUARANTOR              CONSOLIDATED
                         ITS DIVISIONS SUBSIDIARY  SUBSIDIARY   ELIMINATIONS    TOTALS
                         ------------- ---------- ------------- ------------ ------------
Cash flows provided by
 operating activities...   $   9,577                 $   147                  $   9,724
                                          ---                       ---
Investing Activities:
  Payments for purchase
   of property,
   equipment and
   intangible assets....      (5,926)                                            (5,926)
  Proceeds from asset
   and radio station
   sales................      15,302                                             15,302
  Payments for purchase
   of tower properties..      (3,218)                 (4,082)                    (7,300)
  Payments for purchase
   of radio stations....     (31,013)                                           (31,013)
  Payment for investment
   notes receivable and
   related intangible
   assets...............     (48,597)                                           (48,597)
  Repayments of
   investment notes
   receivable...........       3,000                                              3,000
  Deposits and other
   long-term assets.....      (6,649)                                            (6,649)
                           ---------      ---        -------        ---       ---------
Cash flows used for
 investing activities...     (77,101)                 (4,082)                   (81,183)
                           ---------      ---        -------        ---       ---------
Financing Activities
  Borrowings under the
   Credit Agreements....     225,000                                            225,000
  Repayments under the
   Credit Agreements....    (202,500)                                          (202,500)
  Repayments under other
   obligations..........      (1,288)                                            (1,288)
  Additions to deferred
   financing costs......      (3,896)                                            (3,896)
  Redemption of Series C
   Common Stock.........     (14,580)                                           (14,580)
  Purchase of treasury
   stock................        (438)                                              (438)
  Net proceeds from
   equity offering and
   exercise of options..      69,882                                             69,882
  Investment in and
   advances to
   subsidiaries.........      (3,947)                  3,947                          0
                           ---------      ---        -------        ---       ---------
Cash flows from
 financing activities...      68,233                   3,947                     72,180
                           ---------      ---        -------        ---       ---------
Increase in cash and
 cash equivalents.......         709                      12                        721
Cash and cash
 equivalents, beginning
 of year................       3,168                                              3,168
                           ---------      ---        -------        ---       ---------
Cash and cash
 equivalents, end of
 year...................   $   3,877      $ 0        $    12        $ 0       $   3,889
                           =========      ===        =======        ===       =========

              AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                  SCHEDULE II

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

        COLUMN A              COLUMN B              COLUMN C--ADDITIONS          COLUMN D        COLUMN E
        --------              --------              -------------------          --------        --------
                             BALANCE AT      CHARGED TO COSTS CHARGED TO OTHER               BALANCE AT END OF
      DESCRIPTION        BEGINNING OF PERIOD   AND EXPENSES     ACCOUNTS(1)    DEDUCTIONS(2)      PERIOD
      -----------        ------------------- ---------------- ---------------- ------------- -----------------
Allowance for
 Doubtful Accounts
  1995..................       $1,503             $1,387            $  0          $  358          $2,532
                               ======             ======            ====          ======          ======
  1996..................       $2,532             $2,977            $  0          $  949          $4,560
                               ======             ======            ====          ======          ======
  1997..................       $4,560             $5,050            $983          $2,890          $7,703
                               ======             ======            ====          ======          ======
Note Receivable
 Valuation Allowance
  1995..................       $  500             $    0            $  0          $    0          $  500
                               ======             ======            ====          ======          ======
  1996..................       $  500             $    0            $  0          $    0          $  500
                               ======             ======            ====          ======          ======
  1997..................       $  500             $6,750            $  0          $  500          $6,750
                               ======             ======            ====          ======          ======

--------
(1) Account balances as a result of station acquisitions & dispositions
(2) Uncollectible accounts written off, net of recoveries

                               INDEX TO EXHIBITS

  Listed below are the exhibits which are filed as part of this Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K). Each exhibit marked by a (*) is incorporated by reference to American's Definitive Proxy filed on February 17, 1998. See Form S-4 Registration Statement of American Tower Systems Corporation (File No. 333-46025) as declared effective by the Securities and Exchange Commission on February 17, 1998. Exhibit numbers in parenthesis refer to the exhibit number in the Definitive Proxy.

 EXHIBIT NO.        DESCRIPTION OF DOCUMENT               EXHIBIT FILE NO.
 -----------        -----------------------               ----------------
     2.1     Agreement and Plan of Merger, dated
             as of November 21, 1997, by and
             among American Tower Systems
             Corporation (ATS), American Tower
             Systems, Inc., a Delaware
             corporation (ATSI), Gearon & Co.,      Incorporated herein by
             Inc., a Georgia corporation (Gearon)   reference to Exhibit 2.2
             and J. Michael Gearon, Jr. (the        from the Form 8-K filed on
             Gearon Stockholder).................   December 23, 1997.
     2.2     Amendment No. 1 to Agreement and
             Plan of Merger, dated as of January
             22, 1998, among ATS, American Tower
             Systems (Delaware), Inc., a Delaware
             corporation (formerly known as
             American Tower Systems, Inc.),
             Gearon and the Gearon Stockholder...   (*2.2)
     2.3     Agreement and Plan of Merger, dated
             as of December 12, 1997, by and
             among ATS and American Tower           Incorporated herein by
             Corporation, a Delaware                reference to Exhibit 2.1
             corporation.........................   from the Form 8-K filed on
                                                    December 23, 1997.
    10.1     Asset Purchase Agreement, dated as
             of October 4, 1997, by and between
             ATSI and Tucson Communications         Incorporated herein by
             Company, L.P, a California limited     reference to Exhibit 10.1
             partnership.........................   from the Form 10-Q on
                                                    November 14, 1997.
    10.2     Amended and Restated Loan Agreement,
             dated as of October 15, 1997, by and
             among ATSI, Toronto Dominion
             (Texas), Inc., as Administrative       Incorporated herein by
             Agent and the Banks parties            reference to Exhibit 10.17
             thereto.............................   from the Form 10-Q filed on
                                                    November 14, 1997.
    10.3     First Amendment to Amended and
             Restated Loan Agreement Agreement,
             dated as of December 31, 1997, by
             and among ATSI, Toronto Dominion
             (Texas), Inc., as Administrative
             Agent and the Banks parties
             thereto.............................   (*10.3)
    10.4     Assumption Agreement, dated as of
             January  , 1998, by and among ATS,
             ATSI, American Tower Systems, L.P.,
             a Delaware limited partnership,
             Toronto Dominion (Texas), Inc., as
             Administrative Agent and the Banks
             parties thereto.....................   (*10.4)
    10.5     American Tower Systems Corporation
             1997 Stock Option Plan, dated as of
             November 5, 1997, as amended........   (*10.26)

 EXHIBIT NO.        DESCRIPTION OF DOCUMENT                EXHIBIT FILE NO.
 -----------        -----------------------                ----------------
    10.6     Amended and Restated Agreement and
             Plan of Merger, dated as of December
             18, 1997, by and among the Company,
             CBS Corporation (formerly,
             Westinghouse Electric Corporation), a
             Pennsylvania corporation (CBS), and R   Incorporated herein by
             Acquisition Corp., a Delaware           reference to Exhibit 2.3
             corporation (CBS Sub)................   from the Form 8-K filed on
                                                     January 23, 1998.
    10.7     First Amendment, dated as of December
             19, 1997, to Amended and Restated
             Agreement and Plan of Merger, dated
             December 18, 1997, by and among the     Incorporated herein by
             Company, CBS and CBS Sub.............   reference to Exhibit 2.4
                                                     from the Form 8-K filed on
                                                     January 23, 1998.
    10.8     American Tower Systems Corporation
             Stock Purchase Agreement, dated as of
             January 8, 1998, by and among ATS and   Incorporated herein by
             the Purchasers.......................   reference to Exhibit 10.2
                                                     from the Form 8-K filed on
                                                     January 23, 1998.
    10.9     Employment Agreement, dated as of
             January 22, 1998, by and between ATSI
             and J. Michael Gearon, Jr. ..........   (*10.28)
    10.10    Asset Purchase Agreement, dated as of
             January 23, 1988, by and among ATSI,
             Midcontinent Media, Inc., a South
             Dakota corporation (Midcontinent),
             Midcontinent Teleport Co., a South
             Dakota corporation and a wholly-owned
             subsidiary of Midcontinent (MTC), Wit
             Communications, Inc., (WIT) a
             Delaware corporation and a wholly-
             owned subsidiary of MTC, and
             Washington International Teleport,
             Inc., a Delaware corporation and a
             wholly-owned subsidiary of WIT.......   (*10.29)
    11       Statement Re Computation of Per Share   Filed herewith as Exhibit
             Earnings.............................   11
    12       Statement Re Computation of Ratio of
             Earnings to Combined Fixed Charges      Filed herewith as Exhibit
             and Preferred Stock Dividends........   12
    21       Subsidiaries of the Company..........   Filed herewith as Exhibit
                                                     21
    23       Independent Auditors' Consent........   Filed herewith as Exhibit
                                                     23
    27.1     Financial Data Schedule..............   Filed herewith as Exhibit
                                                     27.1
    27.2     Financial Data Schedule--Restated....   Filed herewith as Exhibit
                                                     27.2
    27.3     Financial Data Schedule--Restated....   Filed herewith as Exhibit
                                                     27.3

  Exhibits 10.1 through 10.10 do not contain schedules and exhibits noted within the agreements. This additional information is available upon request from the Company.