Form 10-Q
period 1998-03-31
AMERICAN RADIO SYSTEMS CORP /MA/
filed 1998-05-15
CIK 943581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



(Mark One):
X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1998

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

         Yes  X                             No __

Class of Common Stock                      Outstanding at April 30, 1998
---------------------                      -----------------------------
Class A Common Stock                       24,786,638 shares
Class B Common Stock                        3,473,616 shares
Class C Common Stock                        1,295,518 shares
Total                                      29,555,772 shares

                       AMERICAN RADIO SYSTEMS CORPORATION

                                      INDEX

                          PART I. FINANCIAL INFORMATION



Item 1. Unaudited Condensed Consolidated Financial Statements           Page No.

Condensed Consolidated Balance Sheets
December 31, 1997 and March 31, 1998.......................................   3

Condensed Consolidated Statements of Operations
Three months ended March 31, 1997 and 1998.................................   5

Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 1997 and 1998.................................   6

Notes to Condensed Consolidated Financial Statements.......................   7

Item 2. Management's  Discussion and Analysis of Financial
        Condition and Results of Operations................................  21


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings................................................  28

Item 2.   Changes in Securities and Use of Proceeds........................  28

Item 6.   Exhibits and Reports on Form 8-K.................................  29

          Signatures.......................................................  31

PART I.  FINANCIAL INFORMATION

ITEM 1.   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS
                                    (In thousands, except share data)


                                                                     December 31, 1997       March 31, 1998
                                                                     -----------------       --------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                        $   16,643              $   12,997
     Accounts receivable (less allowance for doubtful
       accounts of $7,703 in 1997 and $7,846 in 1998,
       respectively)                                                      90,468                  78,953
     Unbilled receivables                                                                          3,028
     Prepaid expenses and other assets                                     5,153                   8,966
     Current portion of investment notes receivable (less valuation
       allowance of $6,750 in 1997 and 1998)                               2,250                   2,250
     Deferred income taxes                                                 6,428                   6,428
                                                                      ----------              ----------
               Total current assets                                      120,942                 112,622
                                                                      ----------              ----------
PROPERTY AND EQUIPMENT--Net                                              250,189                 278,319
                                                                      ----------              ----------
OTHER ASSETS:
     Restricted cash                                                      22,141
     Investment notes receivable                                          36,812                  27,108
     Intangible Assets, net
         Goodwill                                                        353,897                 351,634
         FCC licenses                                                  1,112,273               1,171,196
         Other intangible assets                                          38,884                  36,234
         Unallocated purchase price, net                                 108,192                 221,532
     Deposits and other long-term assets                                  10,875                   8,942
     Deferred income taxes                                                                       123,273
                                                                      ----------              ----------
               Total other assets                                      1,683,074               1,939,919
                                                                      ----------              ----------
TOTAL                                                                 $2,054,205              $2,330,860
                                                                      ==========              ==========

       See notes to unaudited condensed consolidated financial statements

                                   AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                                               CONSOLIDATED BALANCE SHEETS
                                            (In thousands, except share data)

                                                                                 December 31, 1997       March 31, 1998
                                                                                 -----------------       --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

     Current maturities of long-term debt                                        $       450             $       394
     Accounts payable                                                                  9,687                   7,339
     Accrued compensation                                                              3,456                   3,667
     Accrued expenses                                                                 18,956                  27,056
     Unearned income                                                                   1,752                   2,557
     Accrued interest                                                                 14,177                  11,416
     Income taxes payable                                                               --                   125,774
                                                                                 -----------             -----------
          Total current liabilities                                                   48,478                 178,203
                                                                                 -----------             -----------
DEFERRED INCOME TAXES                                                                196,028                 186,237
                                                                                 -----------             -----------
OTHER LONG-TERM LIABILITIES                                                            8,954                   8,579
                                                                                 -----------             -----------
LONG-TERM DEBT                                                                       923,704               1,020,398
                                                                                 -----------             -----------
MINORITY INTEREST IN SUBSIDIARIES                                                        626                  78,208
                                                                                 -----------             -----------

COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED STOCK:
     Cumulative Exchangeable Preferred Stock, $0.01 par value;
        10,000,000 shares authorized; 2,105,602 shares issued and
        outstanding; liquidation preference $100 per share                           215,550                 215,550
                                                                                 -----------             -----------
STOCKHOLDERS' EQUITY:
     Preferred Stock; $0.01 par value; 10,000,000 shares authorized:
        Convertible Exchangeable Preferred Stock; 137,500 shares issued and outstanding (represented by 2,750,000 depositary shares);
        liquidation preference $1,000 per share                                            1                       1
     Class A Common Stock; $.01 par value; 100,000,000 shares authorized;
        24,708,096 and 24,746,510 shares issued and outstanding, respectively            247                     247
     Class B Common Stock; $.01 par value; 15,000,000 shares authorized;
        3,508,639 and 3,494,325 shares issued and outstanding, respectively               35                      35
     Class C Common Stock; $.01 par value; 6,000,000 shares authorized;
        1,295,518 shares issued and outstanding                                           13                      13
     Additional paid-in capital                                                      671,211                 663,036
     Unearned compensation                                                              (202)                   (178)
     Accumulated deficit                                                              (9,982)                (19,011)
                                                                                 -----------             -----------
          Total                                                                      661,323                 644,143
                                                                                 -----------             -----------
     Less:
          Treasury stock, at cost, 19,019 shares                                        (458)                   (458)
                                                                                 -----------             -----------
          Total stockholders' equity                                                 660,865                 643,685
                                                                                 -----------             -----------
TOTAL                                                                            $ 2,054,205             $ 2,330,860
                                                                                 ===========             ===========

       See notes to unaudited condensed consolidated financial statements

                           AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (In thousands, except per share data)

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                             1997                      1998
                                                          ----------                ----------
NET REVENUES                                              $  54,237                 $ 106,180
                                                          ---------                 ---------
OPERATING EXPENSES:
     Operating expenses excluding depreciation and
        amortization, net local marketing agreement and
        corporate general and administrative expenses        40,884                    77,049
     Net local marketing agreement expenses                   1,932                       709
     Depreciation and amortization                            7,424                    23,820
     Merger expenses                                                                    3,572
     Corporate general and administrative                     1,777                     1,905
                                                          ---------                 ---------
          Total expenses                                     52,017                   107,055
                                                          ---------                 ---------
OPERATING INCOME (LOSS)                                       2,220                      (875)
                                                          ---------                 ---------
OTHER INCOME (EXPENSE):
     Interest expense                                        (7,504)                  (19,013)
     Interest income                                            656                     1,195
     Gains (losses) on sale of assets and other, net            218                       261
                                                          ---------                 ---------
          Total other income (expense)                       (6,630)                  (17,557)
                                                          ---------                 ---------
LOSS FROM OPERATIONS BEFORE
   EXTRAORDINARY LOSS AND INCOME TAXES                       (4,410)                  (18,432)
INCOME TAX BENEFIT                                            1,685                     9,402
                                                          ---------                 ---------
LOSS BEFORE EXTRAORDINARY LOSS                               (2,725)                   (9,030)
EXTRAORDINARY LOSS ON EXTINGUISHMENT
   OF DEBT, NET OF INCOME TAX BENEFIT OF
   $1,013 IN 1997                                            (1,639)
                                                          ---------                 ---------
NET LOSS                                                     (4,364)                   (9,030)
PREFERRED STOCK DIVIDENDS                                    (6,198)                   (8,394)
                                                          ---------                 ---------
NET LOSS APPLICABLE TO COMMON
   STOCKHOLDERS                                           $ (10,562)                $ (17,424)
                                                          =========                 =========
BASIC AND DILUTED PER COMMON SHARE AMOUNTS:
   Loss before extraordinary loss                         $    (.42)                $    (.59)
   Extraordinary loss                                          (.08)
                                                          ---------                 ---------
   Net loss                                               $    (.50)                $    (.59)
                                                          =========                 =========
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING
                                                             21,095                    29,533
                                                          =========                 =========

       See notes to unaudited condensed consolidated financial statements

                            AMERICAN RADIO SYSTEMS CORPORATION

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                 1997         1998
                                                              ---------    ---------
CASH FLOWS FROM (USED FOR) OPERATING
   ACTIVITIES:                                                $  (1,587)   $  10,951
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

 Payments for purchase of property, equipment and intangible
    assets                                                       (7,853)     (15,684)
 Proceeds from radio station sales                               20,403        3,952
 Payments for radio station acquisitions                       (262,863)     (42,153)
 Payments for tower related acquisitions                                     (71,069)
 Issuance of investment notes receivable                           (624)      (6,000)
 Repayment of investment note receivable                          1,243        2,004
 Deposits and other long-term assets                             16,417       (4,155)
                                                              ---------    ---------
    Cash used for investing activities                         (233,277)    (133,105)

CASH FLOWS FROM FINANCING ACTIVITIES:

 Borrowings under Credit Agreements and other                   276,500       97,000
 Repayments under Credit Agreements                            (230,000)
 Repayments of other obligations                                   (274)        (235)
 Net proceeds from equity offerings and options                     160       30,242
 Net proceeds from exchangeable preferred stock offering        192,350
 Additions to deferred financing costs                           (5,526)
 Distributions to minority interest                                (105)        (105)
 Dividends paid                                                  (2,406)      (8,394)
                                                              ---------    ---------
    Cash provided by financing activities                       230,699      118,508

 DECREASE IN CASH AND CASH
   EQUIVALENTS                                                   (4,165)      (3,646)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   10,447       16,643
                                                              ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   6,282    $  12,997
                                                              =========    =========

       See notes to unaudited condensed consolidated financial statements.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation - The financial statements included herein have been prepared by American Radio Systems Corporation (American Radio, ARS or the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the Commission). Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 and the notes thereto included in the Company's Annual Report on Form 10-K (Form 10-K).

     Accounting Policies - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income," which became effective for the Company for periods beginning after December 15, 1997. FAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. FAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has adopted this statement in the first quarter of 1998. Comprehensive income does not differ from net income.

     Reclassifications - Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

2.   Business and Corporate Structure

     Tower Subsidiaries: American Tower Systems Corporation (ATS, Tower or Tower Subsidiary) is a majority owned subsidiary of ARS. American Tower Systems (Delaware), Inc. (ATSI) is a wholly-owned subsidiary of ATS and one of the two operating subsidiaries of ATS. American Tower Systems, L.P. (ATSLP), is an indirect wholly-owned subsidiary of ATS, which conducts all of the business of ATS other than that conducted by ATSI. ATSI and ATSLP are collectively referred to as the Operating Subsidiaries.

     CBS Merger: In September 1997, American Radio entered into a merger agreement as amended and restated in December 1997, as amended (the CBS Merger Agreement) pursuant to which a subsidiary of CBS will be merged (the CBS Merger) into American Radio. As a consequence of the consummation of the CBS Merger, all of the shares of ATS owned by ARS will be distributed to ARS common stockholders and holders of options to acquire ARS Common Stock or upon conversion of shares of ARS 7% Convertible Exchangeable Preferred Stock (the Convertible Preferred Stock). As a consequence of the CBS Merger, ATS will cease to be a subsidiary of, or to be otherwise affiliated with, American Radio and will operate as an independent publicly traded company. Pursuant to the provisions of the CBS Merger Agreement, ATS will enter into an agreement (the ARS-ATS Separation Agreement) with CBS and ARS providing for, among other things, the orderly separation of ARS and ATS, the allocation of certain tax liabilities to ATS, certain closing date adjustments relating to ARS, the lease to ARS by ATS of space on certain towers previously owned by ARS and transferred to ATS, and certain indemnification obligations (including with respect to securities law matters) of ATS.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   Business and Corporate Structure - (Continued)

     ATS's principal obligation is to reimburse CBS on a "make-whole" (after tax) basis for the tax liabilities to be incurred by ARS in excess of $20.0 million attributable to the distribution of the Common Stock to the ARS security holders and certain related transactions. In light of the significant increase in the trading levels of the ATS Class A Common Stock, ATS and CBS have agreed that ARS will treat the distribution on its tax return on a more conservative basis than originally contemplated in order to avoid the possibility of significant interest and penalties for which ATS would be responsible.

     Assuming the "fair market value" of ARS's stock interest in ATS was equal to $23.00 per share, the last reported sale price of such stock in the
     "when-issued" market on April 30, 1998, the total estimated tax reimbursement ATS would be required to make would be between approximately $315.0 and $345.0 million, depending on applicable state tax rates. Such estimate gives effect to deductions of approximately $93.0 million, based on such closing price, available to ARS as a consequence of stock option cancellations contemplated by the CBS Merger. The tax reimbursement would change by between approximately $20.5 and $22.5 million, again depending on applicable state tax rates, for each $1.00 change in the "fair market value" of the ATS Common Stock under the tax reporting position to be followed. The estimates described above are based on a number of assumptions and interpretations of various applicable income tax rules and are subject to change.

     ARS has agreed that it will pursue, for the benefit and at the cost of ATS, a refund claim, attributable to the "make whole" provision, estimated at approximately $90.0 million, based on the assumed "fair market value" set forth above. Any such refund claim will, in fact, be based on the actual amount of tax paid. In light of existing tax law, there can, of course, be no assurance that any such refund claim will be successful.

     ARS and CBS have agreed that in computing the amount of taxable gain that is recognized by ARS in connection with the distribution of the ATS Common Stock, ARS shall, subject to certain limitations, if so requested by ATS, report the amount so realized based on the "fair market value" of such stock as determined based on an appraisal prepared by a mutually agreed upon appraiser. Any such appraisal is not, of course, binding on the Internal Revenue Service or other taxing authorities.

     In connection with an inter-corporate taxable transfer of assets entered into in January 1998 by ATS in contemplation of the separation of ATS and ARS, a portion of the tax with respect to which ATS is obligated to indemnify CBS was incurred. Such transfer resulted in an increase in the tax bases of ATS's assets of approximately $330.0 million. ATS will have potential depreciation and amortization deductions over the next 15 years of $22.0 million per year and recorded a deferred tax asset and corresponding income tax liability of approximately $125.0 million to reflect these transactions.

     The ARS-ATS Separation agreement will provide closing date balance sheet adjustments based upon the working capital (current assets less defined liabilities) and specified debt levels of ARS. ATS will benefit from or bear the cost of such adjustments. ATS's preliminary estimate of such adjustments is that it will not be required to make a payment of more than $20.0 million and that, in addition, it will be required to reimburse CBS for the tax consequences of any such payment which would result in additional liability to ATS of approximately $13.0 million (assuming a $20.0 million adjustment) payment under the tax reporting method to be followed and as to which a refund claim will be filed. Since the amounts of working capital and debt are dependent upon the uncertainty, among other things, of recent operating results and cash capital expenditures, as well as CBS Merger expenses and the interpretation and intent of certain provisions of the CBS Merger Agreement as to which certain issues between ATS and CBS exist, ATS is unable to state definitively what payments, if any, will be owed by ATS or CBS.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 2.  Business and Corporate Structure - (Continued)

     ATS is actively negotiating a commitment from a major investment banking firm with respect to a preferred stock financing (the Interim Financing) which provides for the issuance and sale by ATS of up to $400.0 million of preferred stock (the Interim Preferred Stock). ATS plans to draw on such commitment and sell Interim Preferred Stock to finance its obligation to CBS with respect to tax reimbursement, unless a public offering is consummated prior to the time the tax reimbursement is due to CBS. Consummation of the Interim Financing is subject to the negotiation and execution of a definitive preferred stock purchase agreement (the Interim Financing Agreement) and satisfaction of the closing conditions to be set forth therein. ATS intends to redeem the Interim Preferred stock, to the extent issued, out of the proceeds of a public offering of ATS Class A Common Stock to be registered under the Securities Act of 1933, as amended (Securities Act), if, as is likely, the tax reimbursement is due prior to the consummation of such public offering or, if not, to use such public offering proceeds directly to reimburse CBS for such tax liability. Any remaining proceeds are intended to be used to fund any closing date balance sheet adjustments (or repay bank borrowings incurred for such purpose). Any public offering would have a dilutive effect on ATS's then existing stockholders, particularly since the proceeds will be used to satisfy a liability and not to finance the acquisition of revenue producing property. Further, any public offering would be subject to market conditions and other factors. There can be no assurance that any such financing would be available on terms favorable to ATS.

     The CBS Merger has been approved by stockholders of ARS who held sufficient voting power to approve such action. Consummation of the CBS Merger is subject to, among other things, the approval by the Federal Communications Commission (FCC) of the transfer of control of ARS's FCC licenses with respect to its radio stations to CBS. Subject to the satisfaction of such conditions, the CBS Merger is expected to be consummated in the Spring of 1998.

     The foregoing is a description of the rights and obligations of ARS and ATS in the event the CBS Merger is consummated. Although the ARS-ATS Separation Agreement will be effective and operational if the merger of a subsidiary of ARS into ARS (the Tower Merger) is consummated, in the event the CBS Merger is not subsequently consummated, ARS and ATS have reserved the right to alter the terms of that agreement to provide for a sharing of the rights and obligations in a manner that may be more or less favorable to ATS. Because ARS and ATS believe that the CBS Merger will be consummated, no determination has been made of what the rights and obligations of ARS and ATS should be in the event it were not.

3. Per Share Data - In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128). Prior to the fourth quarter of 1997, the Company computed income (loss) per common share using the methods outlined in Accounting Principles Board Opinion No. 15, Earnings Per Share, and its interpretations.

     Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during each year. Diluted income (loss) per common share reflects the effect of the Company's outstanding options (using the treasury stock method), except where such items would be antidilutive. Shares of redeemable preferred stock convertible into common stock have been excluded from the diluted computation as they are anti-dilutive. Had such shares been included, shares for the diluted computation would have been increased by approximately 3,235,000 in 1997 and 1998. In addition, because such shares are anti-dilutive, no adjustment has been made to reconcile from income (loss) for the basic computation to that for the diluted computation. No effect has been given to stock options in 1997 and 1998 as they are anti-dilutive for that year. Had such options been included, shares for the diluted computation would have been increased by 1,067,000 and 1,870,000 in 1997 and 1998, respectively.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4. Income Taxes - The Company provides for income taxes at the end of each interim period based on the estimated effective tax rate for the full fiscal year for each tax reporting corporate entity. Cumulative adjustments to the tax benefit (provision) are recorded in the interim period in which a change in the estimated annual effective rate is determined.

5. Property and Equipment and Intangible Assets - Property and equipment and intangible assets included approximately $84.0 million and $56.9 million of assets related to radio stations held for sale or under exchange agreements (excluding the CBS Merger Agreement) as of December 31, 1997 and March 31, 1998, respectively. The following summary presents the results of operations (excluding depreciation and amortization, net local marketing agreement and corporate general and administrative expenses) relating to these stations that are included in the accompanying unaudited condensed consolidated financial statements for each respective period.

   In thousands:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                     1997             1998
                                                   -------          -------
Net operating revenues...............              $ 1,835          $ 2,195
Net operating expenses...............                1,787            2,621


6. ATS Loan Agreement - ATS is in the process of negotiating amended and restated loan agreements, with its senior lenders, pursuant to which the Company expects that the existing maximum borrowing will be increased from $400.0 million to $900.0 million, subject to compliance with certain financial ratios, and ATS will be able to borrow an additional $150.0 million. In connection with the refinancing, ATS expects to recognize an extraordinary loss of approximately $1.4 million, net of a tax benefit of $0.9 million, during the second quarter of 1998. See Management's Discussion and Analysis for a description of the new credit facilities.

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

     During the first three months of 1998, the Company consummated the following station and tower related transactions. See the Form 10-K for additional information on these transactions and transactions during 1997.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.   Acquisitions and Dispositions - (Continued)

     1998 Acquisitions and Dispositions:

     Dayton and Kansas City: In January 1998, the Company consummated an agreement to exchange WXEG-FM, WBTT-FM, WLQT-FM, WMMX-FM, WTUE-FM and WONE-AM serving Dayton in exchange for WDAF-AM, KOZN-FM (formerly KYYS-FM), KMXV-FM and KUDL-FM serving Kansas City. The Company began programming and marketing KYYS-FM and KMXV-FM pursuant to an LMA agreement in September 1997.

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

     Tower Subsidiary: In January 1998, the Tower Subsidiary consummated an agreement to acquire all of the outstanding stock of Gearon & Co. Inc. (Gearon), a company based in Atlanta, Georgia, for an aggregate purchase price of approximately $80.0 million. The purchase price consisted of approximately $32.0 million in cash and assumed liabilities and the issuance of approximately 5.3 million shares of Tower Subsidiary Class A Common Stock valued at $9.00 per share. Gearon is engaged in site acquisition, development, construction and facility management of wireless network communication facilities on behalf of its customers and at the time of acquisition owned or had under construction approximately 40 tower sites. Following consummation, the Tower Subsidiary granted options to acquire up to 1,400,000 shares of Class A Common Stock at an exercise price of $13.00 per share to employees of Gearon.

     In January 1998, the Tower Subsidiary consummated the acquisition of OPM-USA-INC. (OPM), a company which owned approximately 90 towers at the time of acquisition. In addition, OPM is in the process of developing an additional 160 towers that are expected to be constructed during the next 12 to 18 months. The purchase price, which is variable and based on the number of towers completed and the forward cash flow of the completed OPM towers, could aggregate up to $105.0 million, of which approximately $21.3 million was paid at the closing. The Company had also agreed to provide the financing to OPM to enable it to construct the 160 towers in an aggregate amount not to exceed $37.0 million (less advances as of consummation aggregating approximately $5.8 million).

     In January 1998, the Tower Subsidiary consummated the acquisition of a communications site with six towers in Tucson, Arizona for approximately $12.3 million.

     In January 1998, the Tower Subsidiary consummated the acquisition of a tower near Palm Springs, California for approximately $0.75 million.

     In  January  1998,  the  Company  transferred  to the Tower  Subsidiary  14 communications sites currently used by the Company and various third parties (with an ARS net book value of approximately $4.7 million), and the Company and the Tower Subsidiary entered into leases or subleases of space on the

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.    Acquisitions and Dispositions - (Continued)

     transferred towers. Two additional communications sites will be transferred and leases entered into following acquisition by the Company of the sites from third parties.

     In February 1998, the Tower Subsidiary acquired 11 communications tower sites in northern California for approximately $11.8 million.

     The following unaudited pro forma summary for the three months ended March 31, 1997 and 1998 presents the consolidated results of operations as if the acquisitions had occurred as of January 1, 1997 after giving effect to certain adjustments, including depreciation and amortization of assets and interest expense on any debt incurred to fund the acquisitions. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of January 1, 1997 or of results which may occur in the future.

     In thousands, except per share data:


                                   Three Months Ended      Three Months Ended
                                     March 31,1997           March 31, 1998
                                     -------------           --------------

Net revenues                            $102,693                $107,266
Loss before extraordinary loss           (14,381)                (11,375)
Net loss                                 (16,020)                (11,375)
Net loss applicable to common
  stockholders                           (22,218)                (19,769)
Basic and diluted net loss per common
  share                                 $  (0.75)               $  (0.67)


8. Pending Transactions - The Company has numerous pending transactions that are described in the Form 10-K.

     Portland, Sacramento, San Francisco and San Jose: In April 1997, the Company entered into an asset exchange agreement pursuant to which it will acquire KINK-FM, serving Portland, Oregon, KUFX-FM (formerly KBRG-FM), serving Fremont/San Francisco, California, $2.0 million in a promissory note to ARS due September 30, 1998, or at the time of certain earlier events, and 150,000 shares of common stock of Latin Communications, Inc., in exchange for KBRG-FM (formerly KBAY-FM), serving San Jose, and KRRE-FM (formerly KSSJ-FM), serving Sacramento. The agreement also provides for the exchange of KINK-FM for KBRG-FM in the event regulatory approval for the exchange of KUFXX-FM and KRRE-FM cannot be obtained. The Justice Department approved the exchange of KRRE-FM for KUFX-FM. Subject to certain conditions, including the receipt of FCC approval, the transaction is expected to be consummated in the second quarter of 1998. The Company began programming and marketing KINK-FM and KUFX-FM pursuant to an LMA agreement in January 1998.

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

     Sacramento: In March 1998, the Company entered an asset exchange agreement pursuant to which the Company's KRAK-FM would exchange FCC frequency position's with another radio station also located in the Sacramento market for approximately $4.4 million. Subject to the receipt of FCC approval, the transaction is expected to be consummated in the third quarter of 1998.

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

     San Jose: In October 1997, the Company entered into an agreement to sell KSJO-FM for approximately $30.0 million. Subject to the receipt of FCC approval, and the expiration or earlier termination of the HSR Act waiting period, the transaction is expected to be consummated in the second quarter of 1998.

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

     West Palm Beach: In July 1997, the Company entered into an agreement to acquire WTPX-FM for approximately $11.0 million. The Company began programming and marketing the stations pursuant to an LMA in June 1997. In October 1997, the Company entered into an agreement to terminate these agreements. (See Note 9).

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

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

8.   Pending Transactions - (Continued)

     Tower Subsidiary: In December 1997, the Tower Subsidiary entered into a merger agreement with American Tower Corporation (ATC) pursuant to which ATC will merge with and into ATS (the ATC Merger), which will be the surviving corporation. Pursuant to the merger, ATS expects to issue an aggregate of approximately 30.0 million shares of ATS Class A Common Stock (including shares issuable upon exercise of options to acquire ATC common stock which will become options to acquire ATS Class A Common Stock). ATC is engaged in the business of acquiring, developing and leasing wireless communications sites to companies using or providing cellular telephone, paging, microwave and specialized mobile radio services. At December 31, 1997, ATC owned and operated approximately 775 communications towers located in 31 states. Consummation of the transaction is subject to, among other things, the expiration or earlier termination of the HSR Act waiting period, and is expected to occur in the Spring of 1998.

     In January 1998, the Tower Subsidiary entered into an agreement to purchase the assets relating to a teleport serving the Washington, D.C. area for a purchase price of approximately $30.5 million. The facility is located in northern Virginia, inside of the Washington Beltway, on ten acres. Consummation of the transaction is expected to occur in the Spring of 1998.

     ATS  is  negotiating   certain  changes  in  the  ATS/PCS,   LLC  (formerly
     Communications Systems Development, LLC) arrangements, including the acquisition by ATS of the 58 communications sites in northern California presently owned by ATS/PCS, LLC in exchange for shares of ATS Class A Common Stock, arrangements with respect to the development of communications sites in other locations, a priority return of ATS's construction advances, an increase in the percentage interest of the other member in ATS/PCS, LLC, and a management fee to ATS.

     ATS is also negotiating an agreement to acquire a company which is in the process of constructing approximately 40 towers in the Tampa, Florida area, of which seven are presently operational. The purchase price will be equal to the excess of (i) ten times the "Current Run Rate Cash Flow" at the time of closing, over (ii) the principal amount of the secured note referred to below. The purchase price will be payable in shares of Class A Common Stock (valued at market prices shortly prior to closing) and, at the election of the seller, cash in an amount not to exceed 49% of the purchase price. "Current Run Rate Cash Flow" means twelve (12) times the excess of net revenues over direct operating expenses for the month preceding closing. ATS is obligated to advance construction funds to the seller in an aggregate amount not to exceed $12.0 million in the form of a secured note (guaranteed by the stockholders on a nonrecourse basis and secured by the stock of the seller), of which approximately $1.0 million was advanced through March 31, 1998. The secured note would be payable in the event a definitive acquisition agreement is not executed or if the acquisition were not consummated. Subject to the negotiation and execution of a definitive agreement and to the satisfaction of certain conditions, including, depending on the circumstances, the expiration or earlier termination of the HSR Act waiting period, the acquisition is expected to be consummated in the Spring of 1999.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



9. Subsequent Events - Subsequent to March 31, 1998, the Company consummated the following transactions:

     West Palm Beach - In May 1998, the WTPX-FM termination agreement was consummated and a third party acquired WTPX-FM from the seller pursuant to which the Company received the net proceeds of certain investment notes, subject to the valuation allowance that was recorded as of December 31, 1997.

     Tower Subsidiary - In April 1998, ATS entered into an agreement to acquire a broadcasting tower in the Boston area for 720,000 shares of ATS Class A Common Stock. Subject to the satisfaction of certain conditions, including the expiration or earlier termination of the HSR Act waiting period, the acquisition is expected to be consummated in the second quarter of 1998.

     On May 12, 1998, ATS filed a registration statement (No. 333-52481) with the Commission with respect to an underwritten public offering (the Offering) of an aggregate of 22,918,499 shares of ATS Class A Common Stock (including an Underwriter's over-allotment option of 2,083,500 shares) by ATS and certain selling stockholders. Pursuant to the consummation of the Offering, ATS will issue and sell approximately 17,400,000 shares of ATS Class A Common Stock and receive net proceeds estimated (based on an assumed initial public offering price of $23.00 per share) at approximately $381.5 million (exclusive of the Underwriter's over-allotment option). ATS will receive no proceeds from the sale of ATS Class A Common Stock by the selling stockholders. ATS expects to use such net proceeds to redeem the Interim Preferred Stock, the net proceeds from the sale of which will be used principally to reimburse CBS with respect to the taxes payable as a consequence of the separation of ARS and ATS pursuant to the CBS Merger and to reduce bank borrowings.

     The Offering is subject to various conditions, including prevailing market conditions, and therefore may change. Further, there can be no assurances that the Offering will be completed or that, if the Offering is completed, it will be completed on terms favorable to ATS. The registration statement relating to these securities has been filed with the Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This communication shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state. Copies of the Prospectus relating to the Offering may be obtained from Credit Suisse First Boston, Prospectus Department, 11 Madison Avenue, New York, New York 10010, (212) 325-2000.

                       AMERICAN RADIO SYSTEMS CORPORATION

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


10.  Subsidiary Guarantees

     The Company's payment obligations under the 9.00% Senior Subordinated Notes (9.00% Notes) and the 9.75% Senior Subordinated Notes (9.75% Notes) are fully and unconditionally guaranteed on a joint and several basis (collectively, the Subsidiary Guarantees), on a senior basis (in the case of the 9.75% Notes) and a senior subordinated basis (in the case of the 9.00% Notes) by all of its present and any future Restricted Subsidiaries (collectively Restricted Guarantors). The Restricted Subsidiaries have also unconditionally guaranteed, and any future Restricted Subsidiaries will be required to guarantee, on a joint and several basis (collectively, the Senior Subsidiary Guarantees), all obligations of the Company under the 1997 Credit Agreement. The Tower Subsidiary has not guaranteed obligations under the Credit Agreements or either series of the Senior Subordinated Notes.

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

               AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.  Subsidiary Guarantees--(Continued)

                             Unaudited Condensed Consolidating Balance Sheet
                                              March 31, 1998
                                          (Dollars in thousands)


                                                 Parent and      Guarantor      Non-guarantor                     Consolidated
                                                its Divisions   Subsidiaries    Subsidiary        Eliminations       Totals
                                                -------------   ------------    ------------      ------------    ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                    $     4,303     $     1,895     $     6,799                      $    12,997
   Accounts receivable, net                          44,460          28,751           5,742                           78,953
   Unbilled receivables                                                               3,028                            3,028
   Prepaid expenses and other assets                  8,243           1,636           1,337                           11,216
   Deferred income taxes                              4,006           2,359              63                            6,428
                                                -----------     -----------     -----------     -----------      -----------
      Total current assets                           61,012          34,641          16,969                          112,622

PROPERTY AND EQUIPMENT, NET                          75,078          46,414         156,827                          278,319
OTHER ASSETS:
   Restricted cash
   Investment in and advances to subsidiaries     1,344,168                                     $(1,344,168)
   Investment notes receivable                       25,498             610           1,000                           27,108
   Intangible assets - net
      Goodwill - net                                330,875          20,759                                          351,634
      FCC licenses - net                                          1,171,196                                        1,171,196
      Other intangible assets - net                  26,373           2,204           7,657                           36,234
      Unallocated purchase price - net                                              221,532                          221,532
   Deposits and other long-term assets                3,120              66           5,756                            8,942
   Deferred income taxes                                                            123,273                          123,273
                                                -----------     -----------     -----------     -----------      -----------
      Total other assets                          1,730,034       1,194,835         359,218      (1,344,168)       1,939,919
                                                -----------     -----------     -----------     -----------      -----------
TOTAL                                           $ 1,866,124     $ 1,275,890     $   533,014     $(1,344,168      $ 2,330,860
                                                ===========     ===========     ===========     ===========      ===========

                           AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             (Continued)

10.  Subsidiary Guarantees--(Continued)

                             Unaudited Condensed Consolidating Balance Sheet
                                              March 31, 1998
                                          (Dollars in thousands)


                                                 Parent and      Guarantor      Non-guarantor                     Consolidated
                                                its Divisions   Subsidiaries    Subsidiary        Eliminations       Totals
                                                -------------   ------------    ------------      ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt         $       282                     $       112                       $       394
   Accounts payable and accrued expenses             27,771          7,560           16,704                            52,035
   Due to Parent                                                                    125,210           (125,210)
   Income taxes payable                             107,016         18,758                                            125,774
                                                -----------    -----------      -----------        -----------    -----------
     Total current liabilities                      135,069         26,318          142,026           (125,210)       178,203

NON-CURRENT LIABILITIES
   Deferred income taxes                                367        185,870                                            186,237
   Other long-term liabilities                        8,507             39               33                             8,579
   Long-term debt                                   863,361                         157,037                         1,020,398
                                                -----------    -----------      -----------        -----------    -----------
      Total non-current liabilities                 872,235        185,909          157,070                         1,215,214

MINORITY INTEREST  IN SUBSIDIARIES                     (415)                            600             78,023         78,208

REDEEMABLE PREFERRED STOCK                          215,550                                                           215,550

STOCKHOLDERS'  EQUITY:
   Preferred stock                                        1                                                                 1
   Common stock                                         295                             490               (490)           295
   Notes receivable, due from stockholders                                          (49,375)            49,375
   Additional paid-in capital                       663,036      1,053,602          286,590         (1,340,192)       663,036
   Unearned compensation                               (178)                                                             (178)
   Retained earnings (accumulated deficit)          (19,011)        10,061           (4,387)            (5,674)       (19,011)
   Treasury stock                                      (458)                                                             (458)
                                                -----------    -----------      -----------        -----------    -----------
      Total stockholders' equity                    643,685      1,063,663          233,318         (1,296,981)       643,685
                                                -----------    -----------      -----------        -----------    -----------
TOTAL                                           $ 1,866,124    $ 1,275,890      $   533,014        $(1,344,168)   $ 2,330,860
                                                ===========    ===========      ===========        ===========    ===========


                           AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             (Continued)

10.  Subsidiary Guarantees--(Continued)

                        Unaudited Condensed Consolidating Statement of Operations
                                For the Three Months Ended March 31, 1998
                                          (Dollars in thousands)



                                                 Parent and      Guarantor      Non-guarantor                     Consolidated
                                                its Divisions   Subsidiaries    Subsidiary        Eliminations       Totals
                                                -------------   ------------    ------------      ------------    ------------

Net broadcast revenues                         $  53,789       $  34,804                          $     (13)      $  88,580
Tower revenues                                                                 $  17,925               (325)         17,600
License fees charged to Parent                    (4,283)          4,283                                                  0
                                               ---------       ---------       ---------          ---------       ---------
Total net revenues                                49,506          39,087          17,925               (338)        106,180

Operating expenses excluding
   depreciation and amortization, net
   local marketing agreement and
   corporate general and administrative
   expenses                                       39,664          25,687          11,495                203          77,049
Net local marketing agreement expense                683              26                                                709
Depreciation and amortization                      5,228          12,790           5,802                             23,820
Merger expenses                                    3,572                                                              3,572
Corporate general and administrative               1,905                             541               (541)          1,905
                                               ---------       ---------       ---------          ---------       ---------
Operating income (loss)                           (1,546)            584              87                  0            (875)

Other income (expense):
Interest expense                                 (16,583)                         (2,430)                           (19,013)
Interest income                                      330                             865                              1,195
Gains (loss) on sale of assets and other,
   net                                               (21)            (54)            (79)                              (154)
Equity in income (loss) of subsidiaries             (842)                                             1,257             415
                                               ---------       ---------       ---------          ---------       ---------
Income (loss) before income taxes                (18,662)            530          (1,557)             1,257         (18,432)
Income tax provision (benefit)                     9,632            (260)            (30)                             9,402
                                               ---------       ---------       ---------          ---------       ---------
Net income (loss)                              $  (9,030)      $     270       $  (1,527)         $   1,257       $  (9,030)
                                               =========       =========       =========          =========       =========

                           AMERICAN RADIO SYSTEMS CORPORATION AND SUBSIDIARIES

                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                             (Continued)

10.  Subsidiary Guarantees--(Continued)

                        Unaudited Condensed Consolidating Statement of Cash Flows
                                For the Three Months Ended March 31, 1998
                                          (Dollars in thousands)


                                                 Parent and      Guarantor      Non-guarantor                     Consolidated
                                                its Divisions   Subsidiaries    Subsidiary        Eliminations       Totals
                                                -------------   ------------    ------------      ------------    ------------

Cash flows provided by operating activities      $  (7,595)      $  20,284        $  (1,738)                       $  10,951
                                                 ---------       ---------        ---------        ---------       ---------
Investing Activities:
  Payments for purchase of property
        equipment and intangible assets             (2,994)                         (12,690)                         (15,684)
  Proceeds from asset and radio station sales        3,952                                                             3,952
  Repayment of investment notes receivable               4                            2,000                            2,004
  Payments for  purchase of tower properties                                        (71,069)                         (71,069)
  Payments for purchase of radio stations          (42,153)                                                          (42,153)
  Repayments for investment notes receivable                                         (6,000)                          (6,000)
  Deposits and other long-term assets                  (79)                          (4,076)                          (4,155)
                                                 ---------       ---------        ---------        ---------       ---------
Cash flows used for investing activities           (41,270)                         (91,835)                        (133,105)
                                                 ---------       ---------        ---------        ---------       ---------
Financing Activities:
  Borrowings under  the Credit Agreements
        and other                                   30,000                           67,000                           97,000
  Repayments under the Credit Agreements
  Repayments under other obligations                  (208)                             (27)                            (235)
  Distributions to minority interest                                                   (105)                            (105)
  Dividends paid                                    (8,394)                                                           (8,394)
  Net proceeds from equity offerings and
        options                                        219                           30,023                           30,242

  Investment in and advances to subsidiaries        21,081         (19,966)          (1,115)                               0
                                                 ---------       ---------        ---------        ---------       ---------
Cash flows from financing activities                42,698         (19,966)          95,776                          118,508
                                                 ---------       ---------        ---------        ---------       ---------
Increase (decrease) in cash and cash
        equivalents                                 (6,167)            318            2,203                           (3,646)
Cash and cash equivalents, beginning of period      10,470           1,577            4,596                           16,643
                                                 ---------       ---------        ---------        ---------       ---------
Cash and cash equivalents, end of period         $   4,303       $   1,895        $   6,799        $       0       $  12,997
                                                 =========       =========        =========        =========       =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


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

As of March 31, 1998, the Company owned and/or operated approximately 96 radio stations and approximately 820 communications sites. See the Form 10-K and the unaudited condensed consolidated financial statements for a description of the 1997 station and tower acquisitions. As of March 31, 1997, the Company owned and/or operated approximately 71 radio stations and approximately 270 communications sites. During 1997 and 1998, the Tower Subsidiary continued to increase the number of tower sites and management agreements with several acquisitions. These transactions have significantly affected operations for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

Results of Operations

Three months ended March 31, 1998 and 1997

Net  revenues  were  $106.2  million for the three  months  ended March 31, 1998 compared to $54.2 million for the same period in 1997, an increase of $52.0 million or 95.9%. This increase was attributable to revenue growth in some of the Company's existing markets and, to a more substantial extent, the impact of the EZ Merger in 1997 and radio and tower acquisitions that occurred in the latter half of 1997 and first quarter of 1998.

Operating expenses excluding net local marketing agreement expenses, depreciation and amortization and corporate general and administrative expenses were $77.0 million for the three months ended March 31, 1998 compared to $40.9 million for the same period in 1997, an increase of $36.1 million or 88.3%. This increase was due to the impact of increased costs associated with the Company's revenue growth and acquisitions.

Net local marketing agreement expenses were $0.7 million for the three months ended March 31, 1998 compared to $1.9 million for the same period in 1997, a decrease of $1.2 million. Local marketing agreement expenses for the three months ended March 31, 1998 and 1997 are presented net of approximately $0.1 million and $0.7 million, respectively, of revenues earned under such agreements. The change in the balances for each period are based on the timing of pending station acquisitions and dispositions.

Depreciation and amortization was $23.8 million and $7.4 million for the three months ended March 31, 1998 and 1997, respectively, an increase of $16.4 million. This increase was primarily attributable to the impact of increased expenses associated with the increase in depreciable and amortizable assets resulting from the 1997 and 1998 acquisitions.

Merger expenses were $3.6 million for the three months ended March 31, 1998 and result from costs incurred to date in connection with the pending sale of radio properties to CBS.

Corporate general and administrative expenses increased to $1.9 million for the three months ended March 31, 1998 from $1.8 million for the same period in 1997, an increase of $0.1 million or 5.6%. This increase was primarily attributable to the higher personnel costs associated with supporting the Company's greater number of stations and tower properties.

Interest expense was $19.0 million for the three months ended March 31, 1998 compared to $7.5 million for the same period in 1997, an increase of $11.5 million or 153.3%. The increase is related to higher borrowing levels under the Company's credit agreements in 1998 as compared to 1997 which resulted from the 1997 and 1998 acquisitions.

Interest income was $1.2 million for the three months ended March 31, 1998 compared to $0.7 million for the same period in 1997, a increase of $0.5 million. The increase is attributable to higher investable cash balances in 1998 and higher interest income earned on certain station investment and stockholder notes in 1998 as compared to 1997.

Gains on the sale of assets and other, net was $0.3 million and $0.2 million for the three months ended March 31, 1998 and 1997, respectively. The gains for both 1998 and 1997 were primarily attributed to the gains on certain asset sales. The income tax benefit for the three months ended March 31, 1998 was $9.4 million as compared to a provision of $1.7 million for the same period in 1997. The effective tax rate for the three months ended March 31, 1998 was approximately 51.0% compared to 38.2% in 1997. The effective rate in 1998 and 1997 is due to the effect of permanent differences, principally amortization of non-deductible goodwill. Extraordinary loss for the three months ended March 31, 1997 was $1.6 million, net of a $1.0 million tax benefit. The extraordinary loss was a result from the write-off of certain deferred financing costs pursuant to the extinguishment of debt under ARS's previous credit agreement.

Preferred stock dividends for the three months ended March 31, 1998 were $8.4 million compared to $6.2 million for the same period in 1997. The dividends for the 1998 and 1997 period include $2.4 million of dividends attributable to the Convertible Exchangeable Preferred Stock issued in late June 1996 and $6.0 million and $3.8 million of dividends attributable to the Cumulative Exchangeable Preferred Stock issued in late January 1997, respectively.

Net loss applicable to common stockholders for the three months ended March 31, 1998 was $17.4 million compared to $10.6 million for the same period in 1997, as a result of the factors discussed above.

Broadcast cash flow for the three months ended March 31, 1998 was $29.1 million compared to $13.4 million for the same period in 1997, a $15.7 million or 117.2 % increase. Broadcast cash flow margins were 27.4% in 1998 compared to 24.6% in 1997.

Liquidity and Capital Resources

The Company's liquidity needs arise from its acquisition-related activities, debt service, working capital, capital expenditures and dividend payments. Historically, the Company has met its operational liquidity needs with internally generated funds and has financed the acquisition of radio broadcasting properties and tower related properties, including related working capital needs, with a combination of bank borrowings and proceeds from the sale of the Company's equity and debt securities. For the three months ended March 31, 1998 cash flows provided by operating activities was $11.0 million, as compared to cash flows used for operating activities of $1.6 million for the three months ended March 31, 1997.

Cash flows used for investing activities were $133.1 million for the three months ended March 31, 1998 as compared to $233.3 million for the three months ended March 31, 1997. The decrease is attributable to the decreased radio acquisition activity in 1998 as compared to 1997.

Cash provided by financing activities was $118.5 million for the three months ended March 31, 1998 as compared to $230.7 million for the three months ended March 31, 1997. The decrease in 1998 is attributable to the Company's reduced efforts in raising capital through equity offerings.

CBS Merger: In September 1997, American Radio entered into the CBS Merger Agreement pursuant to which a subsidiary of CBS will be merged into American Radio. As a consequence of the consummation of the CBS Merger, all of the shares of ATS owned by ARS will be distributed to ARS common stockholders and holders of options to acquire ARS Common Stock or upon conversion of shares of Convertible Preferred. As a consequence of the CBS Merger, ATS will cease to be a subsidiary of, or to be otherwise affiliated with, American Radio and will operate as an independent publicly traded company. Pursuant to the provisions of the CBS Merger Agreement, ATS will enter into the ARS-ATS Separation Agreement with CBS and ARS providing for, among other things, the orderly separation of ARS and ATS, the allocation of certain tax liabilities to ATS, certain closing date adjustments relating to ARS, the lease to ARS by ATS of space on certain towers previously owned by ARS and transferred to ATS, and certain indemnification obligations (including with respect to securities law matters) of ATS.

ATS's principal obligation is to reimburse CBS on a "make-whole" (after tax) basis for the tax liabilities in excess of $20.0 million to be incurred by ARS attributable to the distribution of the Common Stock to the ARS security holders and certain related transactions. In light of the significant increase in the trading levels of the Class A Common Stock, ATS and CBS have agreed that ARS will treat the distribution on its tax return on a more conservative basis than originally contemplated in order to avoid the possibility of significant interest and penalties for which ATS would be responsible. Assuming the "fair market value" of ARS's stock interest in ATS was equal to $23.00 per share, the last reported sale price of such stock in the when issued market on April 30, 1998, the total estimated tax reimbursement ATS would be required to make would be between approximately $315.0 and $345.0 million, depending on applicable state tax rates. Such estimate gives effect to deductions of approximately $93.0 million, based on such closing price, available to ARS as a consequence of stock option cancellations contemplated by the CBS Merger. The tax reimbursement would change by between approximately $20.5 and $22.5 million, again depending on applicable state tax rates, for each $1.00 change in the "fair market value" of the Common Stock under the tax reporting position to be followed. The estimates described above are based on a number of assumptions and interpretations of various applicable income tax rules and are subject to change.

ARS has agreed  that it will  pursue,  for the benefit and at the cost of ATS, a refund claim, attributable to the "make whole" provision, estimated at approximately $90.0 million, based on the assumed "fair market value" set forth above. Any such refund claim will, in fact, be based on the actual amount of tax paid. In light of existing tax law, there can, of course, be no assurance that any such refund claim will be successful.

ARS and CBS have agreed that in computing the amount of taxable gain that is recognized by ARS in connection with the distribution of the Common Stock, ARS shall, subject to certain limitations, if so requested by ATS, report the amount so realized based on the "fair market value" of such stock as determined based on an appraisal prepared by a mutually agreed upon appraiser. Any such appraisal is not, of course, binding on the Internal Revenue Service or other taxing authorities.

In connection with an inter-corporate taxable transfer of assets entered into in January 1998 by ATS in contemplation of the separation of ATS and ARS, a portion of the tax with respect to which ATS is obligated to indemnify CBS was incurred. Such transfer resulted in an increase in the tax bases of ATS's assets of approximately $330.0 million. ATS will have potential depreciation and amortization deductions over the next 15 years of $22.0 million per year and recorded a deferred tax asset of approximately $125.0 million to reflect these transactions.

The ARS-ATS Separation Agreement will provide for closing date balance sheet adjustments based upon the working capital (current assets less defined liabilities) and specified debt levels of ARS. ATS will benefit from or bear the cost of such adjustments. ATS's preliminary estimate of such adjustments is that it will not be required to make a payment of more than $20.0 million and that, in addition, it will be required to reimburse CBS for the tax consequences of any such payment which would result in additional liability to ATS of approximately $13.0 million assuming a $20.0 million adjustment payment under the tax reporting method to be followed and as to which a refund claim will be filed. Since the amounts of working capital and debt are dependent upon the uncertainty, among other things, of recent operating results and cash capital expenditures, as well as CBS Merger expenses and the interpretation and intent of certain provisions of the CBS Merger Agreement as to which certain issues between ARS and ATS exist, ATS is unable to state definitively what payments, if any, will be owed by ATS or CBS.

The foregoing is a description of the rights and obligations of ARS and ATS in the event the CBS Merger is consummated. Although the ARS-ATS Separation Agreement will be effective and operational if the Tower Merger is consummated, in the event the CBS Merger is not subsequently consummated, ARS and ATS have reserved the right to alter the terms of that agreement to provide for a sharing of the rights and obligations in a manner that may be more or less favorable to ATS. Because ARS and ATS believe that the CBS Merger will be consummated, no determination has been made of what the rights and obligations of ARS and ATS should be in the event it were not.

ATS is actively negotiating a commitment from a major investment banking firm with respect to a preferred stock financing (the Interim Financing) which provides for the issuance and sale by ATS of up to $400.0 million of preferred stock (the Interim Preferred Stock). ATS plans to draw on such commitment and sell Interim Preferred Stock to finance its obligation to CBS with respect to tax reimbursement, unless the public offering referred to below is consummated prior to the time the tax reimbursement is due to CBS. Consummation of the Interim Financing is subject to the negotiation and execution of a definitive preferred stock purchase agreement (the Interim Financing Agreement) and satisfaction of the closing conditions to be set forth therein. ATS intends to redeem the Interim Preferred stock, to the extent issued, out of the proceeds of a public offering of Class A Common Stock to be registered under the Securities Act, if, as is likely, the tax reimbursement is due prior to the consummation of such public offering or, if not, to use such public offering proceeds directly to reimburse CBS for such tax liability. Any remaining proceeds are intended to be used to fund any closing date balance sheet adjustments (or repay bank borrowings incurred for such purpose). Any public offering would have a dilutive effect on ATS's then existing stockholders, particularly since the proceeds will be used to satisfy a liability and not to finance the acquisition of revenue producing property. Further, any public offering would be subject to market conditions and other factors. There can be no assurance that any such financing would be available on terms favorable to ATS.

On May 12, 1998, ATS filed a registration statement (No. 333-52481) with the Commission with respect to the Offering of an aggregate of 22,918,499 shares of ATS Class A Common Stock (including an Underwriter's over-allotment option of 2,083,500 shares) by ATS and certain selling stockholders. Pursuant to the consummation of the Offering, ATS will issue and sell approximately 17,400,000 shares of ATS Class A Common Stock and receive net proceeds estimated (based on an assumed initial public offering price of $23.00 per share) at approximately $381.5 million (exclusive of the Underwriter's over-allotment option). ATS will receive no proceeds from the sale of ATS Class A Common Stock by the selling stockholders. ATS expects to use such net proceeds to redeem the Interim
Preferred Stock, the net proceeds from the sale of which will be used principally to reimburse CBS with respect to the taxes payable as a consequence of the separation of ARS and ATS pursuant to the CBS Merger and to reduce bank borrowings.

The Offering is subject to various conditions, including prevailing market conditions, and therefore may change. Further, there can be no assurances that the Offering will be completed or that, if the Offering is completed, it will be completed on terms favorable to ATS. The registration statement relating to these securities has been filed with the Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This communication shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state. Copies of the Prospectus relating to the Offering may be obtained from Credit Suisse First Boston, Prospectus Department, 11 Madison Avenue, New York, New York 10010,
(212) 325-2000.

Credit Agreements: In order to finance acquisitions of radio stations, tower related properties and for general corporate purposes, the Company has borrowed and expects to continue to borrow under its credit agreements. As of March 31, 1998, the Company had approximately $1,020.8 million of total long-term debt (including the current portion thereof) outstanding. This included approximately $690.0 million of borrowings outstanding under ARS's credit agreements and $325.0 million outstanding under Senior Subordinated Notes. As of March 31, 1998, ATS had approximately $157.1 million of total long-term debt, of which approximately $155.5 million represented borrowings outstanding under ATS's Loan Agreement.

In order to facilitate future growth and, in particular, to finance its construction program, ATS and the Operating Subsidiaries have received commitments for, and are in the process of negotiating, the New Credit Facilities with its senior lenders, pursuant to which the existing maximum borrowing of the Operating Subsidiaries would be increased from $400.0 million to $900.0 million, subject to compliance with financial ratios, and ATS (the parent company) would be able to borrow an additional $150.0 million. Borrowings under such loan agreements would also be available to finance acquisitions. The New Credit Facilities with ATS would provide for $150.0 million term loan maturing at the earlier of (i) eight and one-half years or (ii) December 31, 2006, amortizing quarterly in an amount equal to 2.5% of the principal amount outstanding at June 30, 2001 at the end of each quarter between such date and June 30, 2006, both inclusive, and the balance in two equal installments on September 30 and December 21, 2006. The ATS New Credit Facility would be fully drawn at closing and would provide for interest rates determined, at the option of ATS, of either the LIBOR Rate (as to be defined) plus 3.50% or the Base Rate (as to be defined) plus 2.5%. The New Credit Facilities with the Operating Subsidiaries provide for $900.0 million credit facilities maturing at the earlier of (a) eight years or (b) June 30, 2006 consisting of the following: (i) a $250.0 million multiple-draw term loan, (ii) a $400.0 million reducing revolving credit facility and (iii) a $250.00 million 364-day revolving credit facility that converts to a term loan facility thereafter. The interest rate provisions are similar to those in the Loan Agreement, except that the range over the Base Rate is between 0.00% and 1.250% and the range over the LIBOR Rate is between 0.750% and 2.250%. Borrowings under the Operating Subsidiaries' New Credit Facilities are conditioned upon compliance with certain financial ratios and are required to be repaid, commencing June 30, 2001, in increasing quarterly amounts designed to amortize the loans at maturity.

The loans to ATS and the Operating Subsidiaries will be cross-guaranteed and cross-collateralized by substantially all of the assets of the consolidated group. The Operating Subsidiaries will be required to pay quarterly commitment fees equal to 0.375% or 0.250% per annum, depending on their consolidated financial leverage, on the aggregate unused portion of the aggregate commitment (other than, until taken down, the 364-day facility on which it is 0.125% until so taken down). Other proposed provisions of the Operating Subsidiaries' New Credit Facilities are comparable to the Loan Agreement, although the financial and other covenants are somewhat more favorable to the Operating Subsidiaries in certain respects, including an increase of the Total Debt (of the Operating Subsidiaries) to Annualized Operating Cash flow ratio from 6.1:1 to 6.5:1 and the inclusion of a Total Debt (of ATS and the Operating Subsidiaries) to Annualized Operating Cash flow ratio of 8.0:1. The New Credit Facility of ATS will prohibit the payment of cash dividends and the redemption, purchase or other acquisition of equity securities, except to the extent of the net proceeds of the proposed public offering used to redeem the Interim Preferred Stock. There can, of course, be no assurance that the New Credit Facilities will be executed on terms satisfactory to ATS. In connection with the refinancing, ATS expects to recognize an extraordinary loss of approximately $1.4 million, net of a tax benefit of $0.9 million, during the second quarter of 1998.

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

The Company has entered into numerous station and tower acquisition and related agreements as described in the Notes to the Unaudited Condensed Consolidated Financial Statements. The consummation of each of these agreements is subject to, among other things, FCC approval and in some cases expiration or earlier termination of the HSR Act waiting period and the negotiation of definitive agreements. Unless otherwise noted, the Company intends to effect all of the transactions as soon as the necessary approvals are obtained. The Company intends to finance the acquisitions with available cash, borrowings under the credit agreements, and, in certain cases, issuance of equity securities.

ARS and ATS made approximately $2.3 million and $12.7 million, respectively, in capital expenditures for the three months ended March 31, 1998, principally related to office consolidations and tower construction. ARS expects capital expenditures in 1998 to be approximately $26.7 million consisting principally of office consolidations and ongoing technical improvements. During 1998, ATS (including ATC and other acquired companies) plans to build or commence construction of approximately 550 towers (most of which are on a build to suite basis) at an estimated aggregate cost of approximately $110.0 million, including a contract presently being negotiated with a wireless service company to provide more than 200 towers (of which more than 160 will be newly constructed) for an estimated cost of approximately $32.0 million, although there can be no assurance that such negotiations will result in a definitive agreement. To the extent that funds generated from operations, or available cash, are insufficient to finance non-recurring capital expenditures, the Company would seek to borrow the necessary funds under the credit agreements.

If additional substantial acquisition or construction opportunities become available, ATS may require additional financing during 1998. Any such financing could take the form of an increase in the maximum borrowing levels under the New Credit Facilities (which would be dependent on the ability to meet certain leverage ratios), the issuance of debt or senior equity securities (which could have the effect of increasing its consolidated leverage ratios) or equity securities (which, in the case of Common Stock or securities convertible into or exercisable for Common Stock, would have a dilutive effect on the proportionate ownership of ATS of its then existing common stockholders). There can be no assurance that any such financing would be available on favorable terms.

Management expects that the consummated acquisitions, the consummation of the ATC Merger and current and future construction activities will have a material impact on liquidity. Management believes that the acquisition activities, once integrated, will have a favorable impact on liquidity and will offset the initial effects of the funding requirements. Management also believes that the construction activities may initially have an adverse effect on the future liquidity of ATS as newly constructed towers will initially decrease overall liquidity, although, as such sites become more fully operational and achieve higher utilization, they should generate cash flow, and in the long-term, increase liquidity.

ATS Stock Purchase Agreement: On January 22, 1998, ATS consummated a stock purchase agreement (the ATS Stock Purchase Agreement), dated as of January 8, 1998, with Steven B. Dodge, Chairman of the Board, President and Chief Executive Officer of ARS and ATS, and certain other officers and directors of ARS (or their affiliates or family members or family trusts), pursuant to which those persons purchased 8.0 million shares of ATS Common Stock at a purchase price of $10.00 per share for an aggregate purchase price of $80.0 million, including 4.0 million shares by Mr. Dodge for $40.0 million. Payment of the purchase price was in the form of cash aggregating approximately $30.6 million and in the form of notes aggregating approximately $49.4 million due on the earlier of the consummation of the CBS Merger or, in the event the CBS Merger Agreement is terminated, December 31, 2000. The notes bear interest at the six-month

London Interbank Rate, from time to time, plus 1.5% per annum, and are secured by shares of ARS Common Stock having a fair market value of not less than 175% of the principal amount of and accrued and unpaid interest on the notes. The notes are prepayable at any time at the option of the obligor and will be due and payable, at the option of the Tower Subsidiary, in the event of certain defaults as described in the notes.

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

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income," which became effective for the Company for periods beginning after December 15, 1997. FAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. FAS No. 130 requires that a company (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has adopted this statement in the first quarter of 1998. Comprehensive income does not differ from net income.

In June 1997, the FASB released FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 established standards for reporting information about the operating segments in its annual report and interim reports, the Company will adopt this standard for its full year 1998 financial information.

In February 1998, the FASB released FAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits" (FAS 132), which the Company will be required to adopt in 1998. FAS 132 will require additional disclosure concerning changes in the Company's pension obligations and assets and eliminates certain other disclosures no longer considered useful. Adoption of this standard will not have any effect on reported results of operations or financial position.

PART II.   OTHER INFORMATION.


Item 1. - Legal Proceedings.

In the normal course of business, the Company is subject to certain suits and other matters. Management believes that the eventual resolution of any pending matters, either individually or in the aggregate, will not have a material effect on financial position, liquidity or results of operations.

Item 2. - Changes in Securities and Use of Proceeds.

On January 22, 1998, ATS acquired all of the outstanding stock of Gearon & Co., Inc. (Gearon) for an aggregate purchase price of $80.0 million. The purchase price consisted of approximately $32.0 million in cash and assumed liabilities and the issuance of 5,333,333 shares of ATS Class A Common Stock valued at $9.00 per share or $48.0 million.

On January 22, 1998, ATS sold 8,000,000 shares of Common Stock (1,350,050 Class A, 4,649,950 of Class B and 2,000,000 of Class C) at a purchase price of $10.00 per share for an aggregate purchase price of $80.0 million. Payment of the purchase price of 3,062,500 shares was in the form of cash of approximately $30.6 million and an aggregate of 4,487,500 shares of Class B Common Stock and 450,000 shares of Class A Common Stock were issued in exchange for $49.4 million of notes due at the earlier of consummation of the CBS Merger or, in the event the CBS Merger Agreement is terminated, December 31, 2000. The notes bear interest at the six month London Interbank Rate, as measured from time to time, plus 1.5% per annum, and are secured by shares of ARS Common Stock having a fair market value of not less than 175% of the principal amount and unpaid interest on the notes. The notes are prepayable at any time at the option of the debtor and will be due and payable, at the option of the Company, in the event of certain defaults as described in the notes.

All of the shares referred to in the foregoing paragraphs were issued by ATS in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. Each holder represented that it was acquiring its shares for investment purposes and not with a view to distribution within the meaning of the Securities Act. The stock certificates issued to all such holder bore restrictive legends. No commission or other renumeration will be paid or given by ATS directly or indirectly in connection with any of the foregoing transactions.

Item 6. - Exhibits and Reports on Form 8-K.

(a)       Exhibits

         Listed below are the exhibits which are filed as part of this Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K). Each exhibit marked by a (*) is incorporated by reference to American's Definitive Proxy filed on February 17, 1998. See Form S-4 Registration Statement of American Tower Systems Corporation (File No. 333-46025) as declared effective by the Securities and Exchange Commission on February 17, 1998. Each exhibit marked by a (+) is incorporated by reference to American Tower Systems Corporation's Registration Statement on Form S-1 (File No. 333-50111) as declared effective by the Securities and Exchange Commission on May 8, 1998. Each exhibit marked by a (++) is incorporated by reference to American Tower Systems Corporation's Registration Statement on Form S-1 (File No. 333-52481) filed on May 12, 1998. Exhibit numbers in parenthesis refer to the exhibit number in the applicable Registration Statement.

  Exhibit No.                     Description of Document                               Exhibit File No.
  -----------                     -----------------------                               ----------------

      2.1        Amendment No. 1 to Agreement and Plan of Merger, dated as of
                 January 22, 1998, among ATS, American Tower Systems (Delaware),
                 Inc., a Delaware  corporation  (formerly  known as American
                 Tower Systems, Inc.) ("ATSI"), Gearon & Co., Inc., a Georgia
                 corporation, and J. Michael Gearon, Jr.........................      Incorporated herein by reference to
                                                                                      Exhibit 2.1 from the Form 8-K filed
                                                                                      on January 23, 1998.

      2.2        Amendment No. 1 to Agreement and Plan of Merger, dated as of
                 January 22, 1998, among ATS, American Tower Systems (Delaware),
                 Inc., a Delaware corporation (formerly known as American Tower
                 Systems, Inc.), Gearon and the Gearon Stockholder..............      (*2.2)

     3(i).1      Certificate   of   Amendment   to   Restated   Certificate   of
                 Incorporation  of ATS, as filed with the  Secretary of State of
                 the State of Delaware on April 28, 1998........................      (++3(i).3)

      10.1       Assumption Agreement, dated as of January 22, 1998, by and among  ATS,  ATSI,  American  Tower  Systems,  L.P.,  a
                 Delaware limited partnership,  Toronto Dominion (Texas),  Inc.,
                 as Administrative Agent and the Banks parties thereto..........      (*10.4)

      10.2       American  Tower  Systems  Corporation  1997 Stock  Option Plan,
                 dated as of November 5, 1997, as amended and restated on April
                 28, 1998 ......................................................      (+10.26)

      10.3       American Tower Systems Corporation Stock Purchase Agreement,
                 dated as of January 8, 1998, by and among ATS and the
                 Purchasers.....................................................       Incorporated herein by reference to
                                                                                       Exhibit 10.2 from the Form 8-K filed
                                                                                       on January 23, 1998.

      10.4       Employment Agreement, dated as of January 22, 1998, by and
                 between ATSI and J. Michael Gearon, Jr.........................       (*10.28)


Item 6. - Exhibits and Reports on Form 8-K - (Continued)

  Exhibit No.                     Description of Document                               Exhibit File No.
  -----------                     -----------------------                               ----------------

      10.5       Asset Purchase Agreement, dated as of January 23, 1998, by  and
                 among  ATSI,  Midcontinent  Media,   Inc.,   a   South   Dakota
                 corporation  ("Midcontinent"),  Midcontinent  Teleport  Co.,  a
                 South  Dakota  corporation  and  a  wholly-owned  subsidiary of
                 Midcontinent  ("MTC"),  Wit  Communications,  Inc.,  ("Wit")  a
                 Delaware corporation and a wholly-owned subsidiary  of MTC, and
                 Washington International Teleport, Inc., a Delaware corporation
                 and a wholly-owned subsidiary of Wit...........................       (*10.29)

       11        Statement Re Computation of Per Share Earnings.................        Filed herewith as Exhibit 11

       12        Statement Re Computation of Ratio of Earnings to Combined Fixed
                 Charges and Preferred Stock Dividends..........................        Filed herewith as Exhibit 12

       27        Financial Data Schedule........................................        Filed herewith as Exhibit 27

(b)      Reports on Form 8-K

1.    Form 8-K (Items 5 and 7) on January 9, 1998.
2.    Form 8-K (Items 5 and 7) on January 23, 1998.
3.    Form 8-K (Items 5 and 7) on February 6, 1998.
4.    Form 8-K (Items 5 and 7) on May 1, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              AMERICAN RADIO SYSTEMS CORPORATION

Date: May 15, 1998            BY: /s/ Joseph L. Winn
                                    Joseph L. Winn
                                    Treasurer & Chief Financial Officer
                                    (Duly Authorized Officer)



Date: May 15, 1998            BY: /s/ Justin D. Benincasa
                                    Justin D. Benincasa
                                    Vice President & Corporate Controller
                                    (Duly Authorized Officer)